Form 10-Q
period 1995-04-30
ECOGEN INC
filed 1995-06-14
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended April 30, 1995
                                          --------------

                         Commission File number 1-9579
                                                ------



                                  Ecogen Inc.
                                  -----------
             (Exact name of registrant as specified in its charter)



          Delaware                                           22-2487948
          --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


2005 Cabot Boulevard West, Langhorne, Pennsylvania             19047
- - --------------------------------------------------             -----
     (Address of principal executive offices)              (Zip Code)



Registrant's telephone number,
including area code                                      (215) 757-1590
                                                         --------------



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X  No    .
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                       Outstanding at June 1, 1995
                 -----                       ---------------------------
      Common Stock, $.01 par value                    28,336,278

                                  ECOGEN INC.

                                     INDEX



                                                                                 Page
                                                                                 ----

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

   Unaudited Consolidated Balance Sheets as of
     April 30, 1995 and October 31, 1994  . . . . . . . . . . . . . . . . . . .     1

   Unaudited Consolidated Statements of Operations
     for the three months and six months
     ended April 30, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .     3

   Unaudited Consolidated Statement of Stockholders'
     Equity for the six months ended April 30, 1995 . . . . . . . . . . . . . .     4

   Unaudited Consolidated Statements of Cash Flows
     for the six months ended April 30, 1995 and 1994 . . . . . . . . . . . . .     5

   Notes to Unaudited Consolidated Financial Statements   . . . . . . . . . . .     7

   Item 2 - Management's Discussion and
            Analysis of Results of Operations
            and Financial Condition   . . . . . . . . . . . . . . . . . . . . .    12


PART II - OTHER INFORMATION

  Item 6(a) - Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

  Item 6(b) - Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . .    N/A

                          ECOGEN INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)




- - -------------------------------------------------------------------------------------------------------------
                                                                         April 30,             October  31,
ASSETS                                                                     1995                    1994
- - -------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents...................................         $6,408,420               $8,094,075
   Temporary investments.......................................              -                      734,285
   Inventory...................................................          7,321,056                6,595,953
   Contract and trade receivables, net.........................          3,721,447                1,111,490
   Prepaid expenses and other current assets...................            878,611                  642,881
- - -------------------------------------------------------------------------------------------------------------
      Total current assets                                              18,329,534               17,178,684
- - -------------------------------------------------------------------------------------------------------------

Plant and equipment:
   Office furniture and equipment..............................            892,477                  972,747
   Laboratory furniture and equipment..........................          3,760,896                3,612,386
   Leasehold improvements......................................          2,126,541                2,128,637
- - -------------------------------------------------------------------------------------------------------------
                                                                         6,779,914                6,713,770
   Less accumulated depreciation and amortization..............         (4,997,889)              (4,781,984)
- - -------------------------------------------------------------------------------------------------------------
      Net plant and equipment                                            1,782,025                1,931,786
- - -------------------------------------------------------------------------------------------------------------


Intangible and other assets, net...............................            913,553                  360,598

- - -------------------------------------------------------------------------------------------------------------
                                                                       $21,025,112              $19,471,068
=============================================================================================================


                                                                    (Continued)





                                      (1)

                          ECOGEN INC. AND SUBSIDIARIES

                                  (Unaudited)




- - -------------------------------------------------------------------------------------------------------------
                                                                         APRIL 30,             OCTOBER  31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                        1995                     1994

- - -------------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable and accrued expenses.....................         $4,054,521               $4,041,215
   Deferred contract revenue.................................          3,847,811                5,779,059

- - -------------------------------------------------------------------------------------------------------------
        Total current liabilities                                      7,902,332                9,820,274
- - -------------------------------------------------------------------------------------------------------------

Other long-term obligations..................................          1,810,848                    -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
      authorized 7,500,000 shares (540,000 shares
      designated Series A convertible preferred stock):
         Series A convertible preferred stock; issued
         and outstanding 260,000 shares in 1995 and
         1994...............................................              2,600                    2,600
   Common stock, par value $.01 per share;
      authorized 42,000,000 shares; issued
      28,335,990 shares in 1995 and 21,283,836
      shares in 1994........................................            283,358                  212,838
   Additional paid-in capital...............................        102,683,023               86,033,915
   Accumulated deficit......................................        (90,530,803)             (75,554,683)
   Foreign currency translation adjustment..................            162,534                  244,904
   Treasury stock, at cost (180,778 shares in
      1995 and 1994)........................................         (1,288,780)              (1,288,780)
- - -------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                   11,311,932                9,650,794
- - -------------------------------------------------------------------------------------------------------------


- - -------------------------------------------------------------------------------------------------------------
                                                                    $21,025,112              $19,471,068
=============================================================================================================





     See Accompanying Notes To Unaudited Consolidated Financial Statements.

                                      (2)

                          ECOGEN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


- - ----------------------------------------------------------------------------------------------------------
                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                               APRIL 30,                             APRIL 30,
                                        1995              1994                 1995              1994
- - ---------------------------------------------------------------------------------------------------------
Product sales, net................   $2,759,102       $3,477,761            $4,612,512        $4,399,310
Cost of product sold..............    1,552,544        2,006,902             2,759,414         2,700,252

- - ----------------------------------------------------------------------------------------------------------
     Gross profit                     1,206,558        1,470,859             1,853,098         1,699,058
- - ----------------------------------------------------------------------------------------------------------

Operating expenses:

Research and development..........    2,272,674        3,268,460             4,559,767         6,652,260
Selling, general and administration   2,558,358        2,404,768             4,885,115         4,803,108
Special charges...................      395,945             -                9,543,194           350,000

- - ----------------------------------------------------------------------------------------------------------
     Total operating expenses         5,226,977        5,673,228            18,988,076        11,805,368
- - ----------------------------------------------------------------------------------------------------------

Other income......................      441,509        3,548,394             2,158,858         6,821,741

- - ----------------------------------------------------------------------------------------------------------
Net loss                            ($3,578,910)       ($653,975)         ($14,976,120)      ($3,284,569)
==========================================================================================================


Net loss per common share                ($0.14)          ($0.04)               ($0.61)           ($0.18)
==========================================================================================================

Weighted average common
   shares outstanding                26,220,601       17,807,375            24,440,218        17,809,883
==========================================================================================================





         See Accompanying Notes To Unaudited Consolidated Financial Statements.

                                      (3)

                          ECOGEN INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended April 30, 1995
                                  (Unaudited)

- - -----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Foreign       Treasury
                                       Convertible               Additional                   Currency        Stock
                                        Preferred     Common      Paid-in     Accumulated   Translation        at
                                          Stock       Stock       Capital       Deficit      Adjustment       Cost        Total
- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE OCTOBER 31, 1994                   $2,600    $212,838   $86,033,915  ($75,554,683)    $244,904    ($1,288,780)  $9,650,794

Issuance of 4,111,200 shares of common
     stock in connection with ETech
     exchange offer....................         -      41,112    11,264,687          -              -            -      11,305,799

Issuance of 644,618 shares of common
     stock upon exercise of stock
     options and warrants..............         -       6,446     1,242,166          -              -            -       1,248,612

Issuance of 2,268,750 shares of
     common stock in connection with
     private placements, net...........         -      22,687     4,045,976          -              -            -       4,068,663

Issuance of 27,586 shares of common
     stock in connection with a
     research agreement................         -         275        96,279          -              -            -          96,554

Foreign currency translation...........         -          -           -                       (82,370)          -         (82,370)

Net loss...............................         -          -           -      (14,976,120)                       -     (14,976,120)

- - -----------------------------------------------------------------------------------------------------------------------------------
BALANCE APRIL 30, 1995                     $2,600    $283,358  $102,683,023  ($90,530,803)    $162,534    ($1,288,780) $11,311,932
===================================================================================================================================


     See Accompanying Notes To Unaudited Consolidated Financial Statements.

                                      (4)

                          ECOGEN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

- - -------------------------------------------------------------------------------------------------------
                                                                            SIX MONTHS ENDED
                                                                               APRIL  30,
                                                                     1995                     1994
- - -------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss..................................................   ($14,976,120)             ($3,284,569)
   Adjustments to reconcile net loss to net
      cash (used in) provided by operating activities:
         Depreciation and amortization expense...............        326,246                  342,855
         Unrealized foreign currency transaction loss (gain)          19,913                  (47,671)
         Non cash portion of special charges.................      8,878,806                  350,000
         Loss on sale of fixed assets........................        125,431                       -
    Changes in assets and liabilities, net...................     (5,177,006)               6,127,774

- - -------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities              (10,802,730)               3,488,389
- - -------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Proceeds from maturities
      of temporary investments...............................        734,285                1,672,057
   Purchase of temporary investments.........................             -                  (962,742)
   Proceeds from sale of fixed assets........................         43,823                       -
   Purchase of furniture, equipment and
      leasehold improvements.................................       (134,978)                (536,326)

- - -------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                            643,130                  172,989
- - -------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash received from ETech investors........................      3,555,736                       -
   Net proceeds from issuance of common stock................      5,317,274                   60,344

- - -------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                          8,873,010                   60,344
- - -------------------------------------------------------------------------------------------------------

- - -------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash..............       (399,065)                 853,646
- - -------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents.........     (1,685,655)               4,575,368

Cash and cash equivalents, beginning of period...............      8,094,075                5,886,170

- - -------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                          $6,408,420              $10,461,438
=======================================================================================================


                                                                     (continued)
                                      (5)

                          ECOGEN INC. AND SUBSIDIARIES

                                  (Unaudited)



- - --------------------------------------------------------------------------------------------------------
                                                                               SIX MONTHS ENDED
CHANGES IN ASSETS AND LIABILITIES, NET                                            APRIL 30,
                                                                       1995                     1994
- - --------------------------------------------------------------------------------------------------------
    (Increase) decrease in prepaid expenses and
       other current assets...................................      ($275,548)                $441,798
    Increase in inventory.....................................       (725,251)              (2,083,517)
    (Increase) decrease in receivables........................     (2,605,931)                 117,062
    (Increase) decrease in other assets.......................       (572,578)                  52,165
    Decrease in accounts payable
       and accrued expenses...................................        (15,286)                 (75,073)
    Increase in other long term liabilities...................        670,328                     -
    (Decrease) increase in deferred contract revenue..........     (1,652,740)               7,675,339

- - --------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                     ($5,177,006)              $6,127,774
- - --------------------------------------------------------------------------------------------------------





    See Accompanying Notes To Unaudited Consolidated Financial Statements.

                                      (6)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                            April 30, 1995 and 1994



(1)      BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         Organization and Basis of Presentation:

         The consolidated financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. In December 1994, the Company changed its year end from a calendar year to a fiscal year ending October 31. Comparative information from 1994 has been recasted to conform to the new fiscal year end.

         The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the October 31, 1994 consolidated financial statements and notes thereto.

         The results of operations for the interim period ended April 30, 1995 are not necessarily indicative of the operating results for the full year.

         Operations:

         Since its inception in 1983, the Company's source of operating funds has been primarily dependent on equity offerings, various research and development contracts, licensing agreements and to a lesser extent product sales. Funds generated from research and development agreements were necessary to accelerate the development and commercialization of certain products. Beginning in fiscal 1995, the Company expects that research and development revenues from these types of agreements will decline. The Company's present and future operations are dependent upon the successful commercialization and market acceptance of the Company's products. The Company continues to evaluate various programs to raise additional funds over the short term and continues to seek additional funds from the licensing or sale of its proprietary technology from


                                  (7)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


         research and development contracts and from the sale of equity securities. At this time, the Company is unable to determine whether it will be successful in raising additional funds. If the Company is not successful, further curtailment in operating expenses will be required.

         Inventory:

         At April 30, 1995, inventory consisted of raw materials of $2,095,284, work-in-progress of $2,804,221 and finished products of $2,421,551.

         Reclassifications:

         Certain amounts contained in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(2)      ECOGEN TECHNOLOGIES I INCORPORATED

         During the first quarter of 1995, the Company completed an Exchange Offer for 71.2% of the outstanding stock of Ecogen Technologies I Inc. (ETech) pursuant to which the Company issued 4,111,200 shares of its common stock having a market value of $11.3 million on December 28, 1994, the date the Exchange Offer expired. Accordingly, effective January 1, 1995, ETech's consolidated financial statements are consolidated with those of the Company resulting in the Company recording 100% of the research and development expenses of ETech programs and reflecting any payments from ETech investors, subsequent to the Exchange Offer, as a long-term obligation. Effective October 1, 1994, the Company discontinued recording contract revenue and management fees under the ETech agreements because it was the Company's intention to initiate an exchange offer for 20% or more of the ETech shares. Subsequent to October 1, 1994, ETech collected from investors participating in the Exchange Offer and remitted to the Company approximately $3.0 million of the payments under the ETech Investor Notes. The acquisition of 71.2% of ETech was accounted for under purchase accounting and in the first quarter of 1995 the Company recorded approximately $9.0 million as a special charge to operations for the value of in-process research and development acquired from ETech. Market feasibility and acceptance has not yet been established with respect to the ETech research programs and there is no assurance that the Company will be successful in its commercialization efforts. The Company continues to have a purchase option through July 1996 to acquire the remaining minority interest in ETech.


                                  (8)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         The following pro forma results of operations for the six months ended April 30, 1995 and 1994 give effect to the acquisition of ETech as though it had occurred on November 1, 1993. The unaudited pro forma results of operations do not include the nonrecurring charges to operations of $9.0 million ($.37 per share) for the purchased technology.

                                                            1995                     1994
                                                            ----                     ----

                 Product Sales, net                     $ 4,612,512              $ 4,399,310
                 Net loss                                (5,986,244)              (7,826,702)
                 Net loss per share                         (.25)                    (.44)
                                                            =====                    =====


         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made at November 1, 1993, or the results which may occur in the future.

(3)      STOCKHOLDERS' EQUITY

         During the first six months of 1995, the Company sold 2,268,750 shares of its common stock in connection with private placements of common stock to institutional investors and the Company issued 644,618 shares pursuant to the exercise of warrants to purchase the Company's common stock for aggregate proceeds of $5.3 million, net of expenses. In connection with the exercise of the warrants, the Company cancelled 100,000 warrants and 72,128 unit purchase options at exercise prices ranging from $10 to $14 per share. In connection with certain of the private placements, the Company granted certain registration rights. In June 1995, the Company issued to an institutional investor an additional 500,000 shares of its common stock for gross proceeds of $.8 million.

         Subsequent to April 30, 1995, 320,892 stock options at exercise prices ranging from $2.34 to $13.175 were cancelled. In addition, employees were given the right to exchange 1,489,093 options at exercise prices from $6.46 to $13.175 for new options at an exercise price of $2.188, the fair market value at the date of grant of this exchange right.
         The new options are not exercisable until the later of November 13, 1995 or the exercisable date of the option exchanged.

(4)      LONG-TERM DEBT

         During the first quarter, the Company received approval from the Israeli government to provide financing for 70% of the cost of a scale-up manufacturing facility in Israel and certain working capital financing over a three-year period.


                                  (9)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)


         The cost of such activities are estimated to be $3.8 million. The Israeli government will guarantee 75% of the amount financed. The Company is currently negotiating the terms of such financing with an Israeli bank. Further, during the second quarter the Company obtained a $2.0 million line of credit to be used for leasing of production equipment. To date, the Company has not drawn down on either lines of credit.

(5)      SPECIAL CHARGES

         The special charges recorded in 1995 include approximately $.5 million, principally severance costs relating to the shutdown of Ecogen Australia and other cost containment programs.

(6)      ECOGEN EUROPE

         In January 1991, Ecogen entered into a research and development assistance contract (the "1991 Agreement") with 3A S.r.l. ("3A"), an Italian corporation which has developed an agricultural park in the Umbria region of Italy. Under the terms of this agreement, Ecogen agreed to assist 3A in establishing an agricultural biotechnology research and development facility in Umbria and to undertake a research program for adapting Ecogen Bt bioinsecticides for use against insect pests in Europe, Africa and the Middle East (the "Sales Territory"), in exchange for $2.1 million which was funded over a three-year period. In September 1992, Ecogen, 3A and Ecogen Europe S.r.l., an Italian corporation ("Ecogen Europe") 75% owned by Ecogen and 25% owned by 3A, entered into a research, development and commercialization agreement (the "1992 Agreement"). Under the terms of the 1992 Agreement, as amended, 3A is to have provided $8.9 million of funding to Ecogen Europe and Ecogen is to have provided $5.6 million of funding to Ecogen Europe. To date, 3A has provided Ecogen Europe $6.2 million in funding and Ecogen has provided Ecogen Europe cash or paid for certain expenses of Ecogen Europe aggregating $1.4 million and has transferred to Ecogen Europe 683,202 shares of common stock of Ecogen.

         Ecogen and 3A have recently signed a Letter of Intent that provides for the restructuring of the relationship among Ecogen, 3A and Ecogen Europe. The transaction contemplated by the Letter of Intent includes, among other things, (i) the termination of the 1991 Agreement and the 1992 Agreement including the parties' funding obligations under these agreements; (ii) the transfer of Ecogen's interest in Ecogen Europe to 3A and the subsequent change of name of Ecogen Europe; (iii) the return to Ecogen of the 683,202 shares of


                                  (10)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (continued)



         Ecogen common stock held by Ecogen Europe; (iv) the transfer of cash by Ecogen Europe to Ecogen in an amount to be determined; and (v) the transfer to 3A by Ecogen of rights to use and develop certain bioinsecticide technologies and to market in the former Sales Territory of Ecogen Europe products that may result from 3A's development efforts.

         The Letter of intent is subject to the parties agreement on final documentation of the transaction and the approval of the parties respective Boards of Directors, as well as the approval of the Umbria Regional Government, which was the source of certain funds transferred to Ecogen Europe by 3A. In connection with the proposed restructuring of the Ecogen Europe business, at the behest of 3A, an administrator that is not related to Ecogen or 3A has assumed control over the assets and operations of Ecogen Europe. The parties have agreed to continue this arrangement at least until the closing of the transaction contemplated by the Letter of Intent. There can be no assurance that the transaction described in the Letter of Intent or any other transaction restructuring the relationship among Ecogen, Ecogen Europe and 3A will actually take place.


                                  (11)

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           Three Months and Six Months Ended April 30, 1995 and 1994


RECENT EVENTS

         In January 1991, Ecogen entered into a research and development assistance contract (the "1991 Agreement") with 3A S.r.l. ("3A"), an Italian corporation which has developed an agricultural park in the Umbria region of Italy. Under the terms of this agreement, Ecogen agreed to assist 3A in establishing an agricultural biotechnology research and development facility in Umbria and to undertake a research program for adapting Ecogen Bt bioinsecticides for use against insect pests in Europe, Africa and the Middle East (the "Sales Territory"), in exchange for $2.1 million which was funded over a three-year period. In September 1992, Ecogen, 3A and Ecogen Europe S.r.l., an Italian corporation ("Ecogen Europe") 75% owned by Ecogen and 25% owned by 3A, entered into a research, development and commercialization agreement (the "1992 Agreement"). Under the terms of the 1992 Agreement, as amended, 3A is to have provided $8.9 million of funding to Ecogen Europe and Ecogen is to have provided $5.6 million of funding to Ecogen Europe. To date, 3A has provided Ecogen Europe $6.2 million in funding and Ecogen has provided Ecogen Europe cash or paid for certain expenses of Ecogen Europe aggregating $1.4 million and has transferred to Ecogen Europe 683,202 shares of common stock of Ecogen.

         Ecogen and 3A have recently signed a Letter of Intent that provides for the restructuring of the relationship among Ecogen, 3A and Ecogen Europe. The transaction contemplated by the Letter of Intent includes, among other things, (i) the termination of the 1991 Agreement and the 1992 Agreement including the parties' funding obligations under these agreements; (ii) the transfer of Ecogen's interest in Ecogen Europe to 3A and the subsequent change of name of Ecogen Europe; (iii) the return to Ecogen of the 683,202 shares of Ecogen common stock held by Ecogen Europe; (iv) the transfer of cash by Ecogen Europe to Ecogen in an amount to be determined; and (v) the transfer to 3A by Ecogen of rights to use and develop certain bioinsecticide technologies and to market in the former Sales Territory of Ecogen Europe products that may result from 3A's development efforts.

         The Letter of intent is subject to the parties agreement on final documentation of the transaction and the approval of the parties respective Boards of Directors, as well as the approval of the Umbria Regional Government, which was the source of certain funds transferred to Ecogen Europe by 3A. In connection with the proposed restructuring of the Ecogen Europe business, at the behest of 3A, an administrator that is not related to Ecogen or 3A has assumed control over the assets and operations of Ecogen Europe. The parties have agreed to continue this arrangement at least until the closing of the transaction contemplated by the Letter of Intent. There can be no assurance that the transaction described in the Letter of Intent or any other transaction restructuring the relationship among Ecogen, Ecogen Europe and 3A will actually take place.


                                  (12)

OVERVIEW

The following is a summary of the six month results as a percentage of sales, as well as the percentage change in dollar amount compared to the prior period:

                                         Six Months Ended April 30
                                         -------------------------             Increase
                                           1995              1994             (Decrease)
                                           ----              ----             ----------

Product Sales, net                         100%             100%                  5%
Cost of Sales                               60%              61%                  2%
Gross Profits                               40%              39%                  9%
Research & Development                      99%             151%                (31%)
Selling & Marketing                         48%              38%                 32%
General & Administration                    58%              71%                (14%)
Other Income                                47%             155%                (68%)

Product sales increased 5% from $4.4 million in 1994 to $4.6 million in 1995. Contract revenue, which is now included in other income, decreased over $4.3 million during the six month period due principally to the fact that as a result of the Company's acquisition of 70% of ETech, the Company no longer records contract revenue from ETech. The 1995 results include special charges of $9.5 million relating to purchased technology from ETech, the shutdown of Ecogen Australia and other severance costs. Net loss, exclusive of special charges approximated $5.4 million ($.22 per share) during the first six months of 1995 compared to $2.9 million ($.16 per share) in 1994.

SIX MONTHS ENDED APRIL 30, 1995 AND 1994

Product Sales

Net product sales increased $.2 million (5%) for the six months ended April 30, 1995 compared to the same period in 1994. The Bt product line achieved a $.9 million increase in sales in spite of adverse weather conditions in California. Sales of pheromone products decreased $.7 million from the comparable 1994 period. In addition to the impact of the weather, 1995 sales decreased primarily due to economic uncertainties in the Mexican market and inventory carryover in the Pacific Northwest. Gross margins on product sales increased to 40% in 1995 from 39% in 1994 in spite of the fact that pheromone product sales decreased and this product line has the higher gross margins.

Operating Costs

Research and development costs decreased $2.1 million or 31% due principally to scheduled reductions in spending under ETech programs for which the research effort had been accelerated in 1993 and 1994 as a result of the ETech financing. Selling and marketing expenses increased 32% as a result of costs associated with new product introductions. General and administration expenses decreased 14% as a result of cost containment measures taken in 1995.


                                     (13)

Total operating expenses were $19.0 million in the six months ended April 30, 1995 compared to $11.8 million in 1994. The increase in operating expenses is due to special charges in 1995 relating to purchased technology and the Company's cost containment measures. Operating expenses exclusive of special charges decreased 18% from $11.5 million in the six month period in 1994 to $9.4 million in the comparable period in 1995.

Other Income

Other income, net, decreased $4.7 million during the six months ended April 30, 1995 due principally to a decrease in contract revenue primarily from ETech as a result of the acquisition of a majority interest in ETech.

Net loss for the six months of 1995 was ($14,976,000) or ($.61) per share compared to ($3,285,000) or ($.18) per share in the same period in 1994. The net loss exclusive of special charges was ($5,433,000) or ($.22) per share in 1995 compared to ($2,934,000) or ($.16) per share in 1994. The increase in net loss exclusive of special charges is due to the decrease in research contract revenue.

THREE MONTHS ENDED APRIL 30, 1995 AND 1994

Product Sales

Net product sales decreased $.7 million (21%) in the current quarter. Bt product sales decreased $.5 million and pheromone product sales decreased $.2 million. As mentioned previously, product sales also were negatively impacted by, among other things, weather conditions during the second quarter. Gross margins increased to 44% in 1995 from 42% in 1994. This increase reflects the continued effect of improvements in manufacturing costs in 1995. Gross margins for fiscal 1994 were 31% compared to 35% and 44% in the first and second quarters of 1995, respectively.

Operating Expenses

Research and development costs decreased $1.0 million or 30% due principally to scheduled reductions in spending under ETech programs for which the research effort had been accelerated in 1993 and 1994 as a result of the ETech financing. Selling and marketing expenses increased 32% and general and administration expenses decreased 9% for the same reasons as described above.

Total operating expenses in the 1995 quarter were $5.2 million compared to $5.7 million in the prior period. Operating expenses exclusive of special charges were $4.8 million representing a decrease of 15% from the $5.7 million incurred in 1994.

Other Income

Other income, net, decreased $3.1 million in the second quarter of 1995 due to lower research contract revenue. It is expected the research contract revenues will continue to decline as the Company makes the transition from a research company to a product driven commercial business.


                                        (14)

Net loss for the second quarter of 1995 was ($3.6 million) compared to ($.7 million) in the same period in 1994. The second quarter of 1995 included special charges of $.4 million principally related to severance costs. The net loss exclusive of special charges was ($3.2 million) or ($.12) per share in 1995 compared to ($.7 million) or ($.04) per share in 1994. The increase is attributable to the decrease in research contract revenue.

SEASONALITY OF BUSINESS

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests that may require additional field tests in subsequent growing seasons, or failure to receive regulatory approvals prior to the growing season may result in delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs primarily through private and public offerings of equity securities, research and development contract payments and to a lesser extent product sales. Since its inception in 1983, the Company's liquidity has been dependent on various research and development agreements which also have served to accelerate the development and commercialization of certain products. Such contract revenues are expected to decrease significantly subsequent to fiscal 1994, as a result of, among other reasons, the Company's Exchange Offer for ETech (which is described in the Notes to Unaudited Consolidated Financial Statements). The level of future contract revenues is also dependent on the continued effect of the Company's 1992 research, development and commercialization agreement with 3A and Ecogen Europe, which the Company is attempting to restructure as discussed above pursuant to the terms of a Letter of Intent. If the transaction contemplated by the Letter of Intent is completed, the Company will not record any additional research and development contract revenue from its contracts with 3A subsequent to the closing of the transaction.

At April 30, 1995, the Company had cash and liquid investments of $6.4 million, a net decrease of $2.4 million from October 31, 1994. The decrease was principally due to $10.8 million of cash expenditures during the current period for operations including cash expended to fund inventory production and receivable increases offset by $5.3 million of cash received from the sale of equity securities and $3.6 million received from ETech investors that participated in the ETech exchange.


                                       (15)

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital, committed research and development contracts, estimated product sales, licensing income and interest income should be sufficient to meet its capital and liquidity requirements through the end of fiscal 1995 based, if necessary, on reduced spending levels. During fiscal 1994, the Company initiated certain measures to conserve cash. The Company has continued to take other steps to streamline operations and reduce costs during the first and second quarter of fiscal 1995. These included personnel reductions in the Company's research and development functions resulting in part from the Company's scheduled reduction of research and development under the ETech programs. They also included the closing of the Company's Australian nematode production facility. Nematode products will now be manufactured for the Company using Ecogen technology at a toll manufacturer in the U.S. Such arrangement provides increased production capacity at a lower cost. The Company believes that these cost reduction measures will not significantly affect either current operations or the prospects for success of the continuing development of its core technologies. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its long-term product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, the success of the Company's efforts to license its technology to third parties and the Company's access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities.

To add to its working capital position and to provide funding for improvements in its production capabilities, the Company is pursuing the raising of additional funds including working capital and equipment financings. The nature, scope, terms and timing of any such financing will depend upon various factors and there can be no assurance that the Company will be successful in adding to its working capital or be able to do so upon favorable terms. In addition, the Company is in the process of attempting to restructure its commitment to provide funding to Ecogen Europe for research, development and commercialization activities in Europe under its agreement with 3A. The Company also will continue to pursue additional avenues to supplement its working capital, including strategic alliances, joint ventures and research and development and license agreements. Merrill Lynch has been engaged as the Company's investment banker to assist the Company in developing strategic alliances. If the Company is not successful in raising additional funding or restructuring its commitments, the Company would take a number of additional steps to conserve cash, including reducing operating costs, in order to continue to fund only the Company's core research and development projects and product commercialization efforts.



                                       (16)

The Company has commitments for capital expenditures of approximately $2.0 million relating to certain production equipment needs. The Company has obtained a lease facility to finance such equipment cost subject to a 15% security deposit.

During the first quarter of 1995, the Company also received approval from the Israeli government to provide financing for 70% of the cost of a scale-up manufacturing facility in Israel and certain working capital financing over a three-year period, although the Company has no firm commitment for any capital expenditures to date associated with this project. The cost of such activities are estimated to be $3.8 million. The Israeli government will guarantee 75% of the amount financed. The Company is currently negotiating the terms of such financing with an Israeli bank.


ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The increase of $2.6 million in receivables from October 31, 1994 is due to increased product sales. The increase of $.7 million in inventory during the first half of 1995 resulted from production runs for anticipated sales in the second half of 1995 during the agricultural growing season in North America. The increase of $.2 million in prepaid expenses relate to marketing and advertising costs which will be expensed principally in the third quarter. The decrease in deferred contract revenue of $1.9 million is due to contract revenue earned on research contracts with 3A and AgrEvo. The Company's research contract with AgrEvo expired in December 1994. Other long-term liabilities of $1.8 million represent amounts received from ETech shareholders which have been recorded as a deferred liability until such time as the minority interest in ETech is acquired. The Company has no obligation to acquire such minority interest.



                                      (17)

                          PART II - OTHER INFORMATION


ITEM 6 (a).  EXHIBITS


         Exhibit No.                                        Description
         -----------                                        -----------
           10.120                                  Employment and Consulting
                                                   Agreement between the Company
                                                   and Bruce C. Carlton dated
                                                   February 22, 1995.

           27                                      Financial Data Schedule


ITEM 6 (b).  REPORTS ON FORM 8-K.

         No reports on Form 8-K have been filed during the quarter.


                                  (18)

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            ECOGEN INC.


Date:  June 13, 1995              By:     /s/ James P. Reilly, Jr.
                                     ----------------------------------
                                      (James P. Reilly, Jr., President
                                      and Chief Executive Officer)



                                  By:     /s/ Mary Paetzold
                                     ----------------------------------
                                      (Mary Paetzold, Vice President
                                      and Chief Financial Officer)




                                  (19)

                                 EXHIBIT INDEX




Exhibit No.                       Description
- - -----------                       ------------

  10.120                  Employment and Consulting
                          Agreement between the
                          Company and
                          Bruce C. Carlton dated
                          February 22, 1995.

  27                      Financial Data Schedule



                                    (20)