Form 10-Q
period 1995-07-31
ECOGEN INC
filed 1995-09-19
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        For Quarter Ended July 31, 1995
                                          -------------

                         Commission File number 1-9579
                                                ------


                                  Ecogen Inc.
                                  -----------
             (Exact name of registrant as specified in its charter)



            Delaware                                           22-2487948
            --------                                           ----------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)



2005 Cabot Boulevard West, Langhorne, Pennsylvania                 19047
--------------------------------------------------                 -----
   (Address of principal executive offices)                      (Zip Code)



Registrant's telephone number,
including area code                                  (2l5) 757-l590
                                                     --------------


     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X   No      .
                                             -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                     Outstanding at September 1, 1995
                 -----                     --------------------------------

Common Stock, $.01 par value                               29,686,278

                                  ECOGEN INC.


                                     INDEX


                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

   Unaudited Consolidated Balance Sheets as of July 31, 1995 and
     October 31, 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1

   Unaudited Consolidated Statements of Operations for the three
     months and nine months ended July 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . .       3

   Unaudited Consolidated Statement of Stockholders' Equity for
     the nine months ended July 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4

   Unaudited Consolidated Statements of Cash Flows for the nine
     months ended July 31, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5

   Notes to Unaudited Consolidated Financial Statements   . . . . . . . . . . . . . . . . . . . . .       7

  Item 2 - Management's Discussion and Analysis of Results of Operations
     and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12

PART II - OTHER INFORMATION

  Item 4 - Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . . .      17

                        ECOGEN INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                 (Unaudited)




---------------------------------------------------------------------------------------------
                                                                 July 31,        October  31,
ASSETS                                                             1995              1994

---------------------------------------------------------------------------------------------

Current  assets:
   Cash and cash equivalents.........................           $ 5,557,436       $ 8,094,075
   Temporary investments.............................                   -             734,285
   Inventory.........................................             6,762,135         6,595,953
   Contract and trade receivables, net...............             2,512,360         1,111,490
   Prepaid expenses and other current assets.........               966,694           642,881
---------------------------------------------------------------------------------------------
      Total current assets                                       15,798,625        17,178,684
---------------------------------------------------------------------------------------------

Plant and equipment:
   Office furniture and equipment....................               900,965           972,747
   Laboratory furniture and equipment................             3,834,820         3,612,386
   Leasehold improvements............................             2,121,734         2,128,637
   Construction in progress..........................               652,901               -
---------------------------------------------------------------------------------------------
                                                                  7,510,420         6,713,770
   Less accumulated depreciation and amortization....            (5,111,590)       (4,781,984)
---------------------------------------------------------------------------------------------
      Net plant and equipment                                     2,398,830         1,931,786
---------------------------------------------------------------------------------------------


Intangible and other assets, net.....................               654,221           360,598

---------------------------------------------------------------------------------------------
                                                                $18,851,676       $19,471,068
=============================================================================================




                                                                     (Continued)





                                     (1)

                         ECOGEN INC. AND SUBSIDIARIES

                                 (Unaudited)




---------------------------------------------------------------------------------------------
                                                                  July 31,      October  31,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1995              1994

---------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses.............           $ 3,420,612       $ 4,041,215
   Deferred contract revenue.........................             3,663,718         5,779,059

---------------------------------------------------------------------------------------------
        Total current liabilities                                 7,084,330         9,820,274
---------------------------------------------------------------------------------------------

Other long-term obligations..........................             1,743,738               -

Stockholders' equity:
   Preferred stock, par value $.01 per share;
      authorized 7,500,000 shares (540,000 shares
      designated Series A convertible preferred stock):
         Series A convertible preferred stock; issued
         260,000 in 1995 and 1994....................                 2,600             2,600
   Common stock, par value $.01 per share;
      authorized 42,000,000 shares; issued
      29,686,278 shares in 1995 and 21,283,836
      shares in 1994.................................               296,863           212,838
   Additional paid-in capital........................           104,429,951        86,033,915
   Accumulated deficit...............................           (93,641,274)      (75,554,683)
   Foreign currency translation adjustment...........               224,248           244,904
   Treasury stock, at cost (180,778 shares in
      1995 and 1994).................................            (1,288,780)       (1,288,780)

---------------------------------------------------------------------------------------------
        Total stockholders' equity                               10,023,608         9,650,794
---------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------
                                                                $18,851,676       $19,471,068
=============================================================================================





    See Accompanying Notes To Unaudited Consolidated Financial Statements.

                                     (2)

                         ECOGEN INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



--------------------------------------------------------------------------------------------------------------------------
                                                 Three Months Ended                             Nine Months Ended
                                                      July  31,                                      July  31,
                                             1995                    1994                  1995                   1994
--------------------------------------------------------------------------------------------------------------------------

Product sales, net...................     $3,374,176               $3,238,847            $7,986,688             $7,638,157
Cost of product sold.................      2,040,612                2,417,300             4,800,026              5,117,552

--------------------------------------------------------------------------------------------------------------------------
     Gross profit                          1,333,564                  821,547             3,186,662              2,520,605
--------------------------------------------------------------------------------------------------------------------------

Operating expenses:

Research and development.............      1,926,868                2,530,303             6,674,635              9,182,563
Selling, general and administrative..      3,105,740                3,040,568             7,802,855              7,843,676
Special charges......................            -                        -               9,543,194                350,000

--------------------------------------------------------------------------------------------------------------------------
     Total operating expenses              5,032,608                5,570,871            24,020,684             17,376,239
--------------------------------------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------------------------------------
     Total operating loss                 (3,699,044)              (4,749,324)          (20,834,022)           (14,855,634)
--------------------------------------------------------------------------------------------------------------------------

Other income.........................        588,573                3,701,123             2,747,431             10,522,864

--------------------------------------------------------------------------------------------------------------------------
Net loss                                 ($3,110,471)             ($1,048,201)         ($18,086,591)           ($4,332,770)
==========================================================================================================================


Net loss per common share                     ($0.11)                  ($0.06)               ($0.70)                ($0.24)
==========================================================================================================================

Weighted average number of
 common shares outstanding                28,794,013               17,844,951            25,907,431             17,823,437
==========================================================================================================================





    See Accompanying Notes To Unaudited Consolidated Financial Statements.




                                     (3)

                        ECOGEN INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine months ended July 31, 1995
                                 (Unaudited)

----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Foreign     Treasury
                                        Convertible                 Additional                   Currency     Stock
                                         Preferred     Common        Paid-in     Accumulated   Translation      at
                                           Stock       Stock         Capital       Deficit      Adjustment     Cost        Total
----------------------------------------------------------------------------------------------------------------------------------

BALANCE OCTOBER 31, 1994                   $2,600    $212,838    $ 86,033,915  ($75,554,683)   $244,904  ($1,288,780)  $ 9,650,794

Issuance of 4,111,200 shares of common
     stock in connection with ETech
     exchange offer...................        -        41,112      11,264,687           -           -            -      11,305,799

Issuance of 645,073 shares of common
     stock upon exercise of stock
     options and warrants.............        -         6,451       1,240,139           -           -            -       1,246,590

Issuance of 3,618,750 shares of
     common stock in connection with
     private placements, net..........        -        36,187       5,794,931           -           -            -       5,831,118

Issuance of 27,586 shares of common
     stock in connection with a
     research agreement...............        -           275          96,279           -           -            -          96,554


Foreign currency translation..........        -           -               -             -       (20,656)         -         (20,656)

Net loss..............................        -           -               -     (18,086,591)        -            -     (18,086,591)

----------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 1995                      $2,600    $296,863    $104,429,951  ($93,641,274)   $224,248  ($1,288,780)  $10,023,608
==================================================================================================================================

   See Accompanying Notes To Unaudited Consolidated Financial Statements .

                                     (4)

                          ECOGEN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
                                                                                                     July 31,
                                                                                          1995                    1994
-------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss.........................................................................  ($18,086,591)            ($4,332,870)
  Adjustments to reconcile net loss to net
   cash (used in) provided by operating activities:
     Depreciation and amortization expense.........................................       474,021                 464,754
     Unrealized foreign currency transaction gain..................................       (32,861)                (45,685)
     Non cash portion of special charges...........................................     8,878,806                 350,000
     Loss on sale of fixed assets..................................................       125,431                     -
  Changes in assets and liabilities, net...........................................    (4,864,947)              4,350,414

-------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities                                   (13,506,141)                786,613
-------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from maturities
   of temporary investments........................................................       734,285               1,672,057
  Purchase of temporary investments................................................            -                 (962,742)
  Proceeds from sale of fixed assets...............................................        42,870                     -
  Purchase of furniture, equipment and
   leasehold improvements..........................................................      (730,337)               (536,326)

-------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                  46,818                 172,989
-------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Cash received from ETech investors...............................................     3,995,732                     -
  Net proceeds from issuance of common stock.......................................     7,077,707                  84,044

-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                              11,073,439                  84,044
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash....................................      (150,755)              1,050,881
-------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents...............................    (2,536,639)              2,094,527

Cash and cash equivalents, beginning of period.....................................     8,094,075               5,886,170

-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $5,557,436              $7,980,697
=========================================================================================================================



                                                                     (continued)
                                      (5)

                          ECOGEN INC. AND SUBSIDIARIES

                                  (Unaudited)


-------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine Months Ended
Changes in assets and liabilities, net                                                              July  31,
                                                                                           1995                    1994
-------------------------------------------------------------------------------------------------------------------------
  (Increase) decrease in prepaid expenses and
    other current assets...........................................................     ($330,795)               $277,149
  Increase in inventory............................................................      (166,426)             (2,349,501)
  Increase in receivables..........................................................    (1,400,379)                 (2,644)
  (Increase) decrease in other assets..............................................      (262,958)                 85,589
  (Decrease) increase in accounts payable
    and accrued expenses...........................................................      (845,388)                424,548
  Increase in other long term liabilities..........................................       163,222                     -
  (Decrease) increase in deferred contract revenue.................................    (2,022,223)              5,915,273


-------------------------------------------------------------------------------------------------------------------------
    Changes in assets and liabilities, net                                            ($4,864,947)             $4,350,414
-------------------------------------------------------------------------------------------------------------------------





     See Accompanying Notes To Unaudited Consolidated Financial Statements.

                                      (6)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                             July 31, 1995 and 1994



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

         The results of operations for the interim period ended July 31, 1995 are not necessarily indicative of the operating results for the full year.

         Operations:

         Since its inception in 1983, the Company's source of operating funds has been primarily dependent on equity offerings, various research and development contracts, licensing agreements and to a lesser extent product sales. Funds generated from research and development agreements were necessary to accelerate the development and commercialization of certain products. Beginning in fiscal 1995 and thereafter, the Company expects that revenues from research and development and licensing agreements will decline. The Company's present and future operations are dependent upon the successful commercialization and market acceptance of the Company's products.
         The Company continues to evaluate various programs to raise additional funds over the short term and continues to seek additional funds from the licensing or sale of its proprietary technology, from research and development contracts and from the sale of equity securities. At this time, the Company is unable to determine whether it will be successful in raising additional funds. If the Company is not successful, it will further curtail operating expenses.

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)




         Inventory:

         At July 31, 1995, inventory consisted of raw materials of $2,018,641, work-in-progress of $2,559,363 and finished products of $2,184,131.

         Reclassifications:

         Certain amounts contained in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

(2)      ECOGEN TECHNOLOGIES I INCORPORATED

         During the first quarter of 1995, the Company completed an Exchange Offer for 71.2% of the outstanding stock of Ecogen Technologies I Inc. (ETech) pursuant to which the Company issued 4,111,200 shares of its common stock having a market value of $11.3 million on December 28, 1994, the date the Exchange Offer expired. The acquisition of 71.2% of ETech was accounted for under purchase accounting and in fiscal 1995 the Company recorded approximately $9.0 million as a special charge to operations for the value of in-process research and development acquired from ETech. Market feasibility and acceptance has not yet been established with respect to the ETech research programs and there is no assurance that the Company will be successful in its commercialization efforts. Effective October 1, 1994, the Company discontinued recording contract revenue and management fees under the ETech agreements because it was the Company's intention to initiate an exchange offer for 20% or more of the ETech shares. Subsequent to October 1, 1994, ETech collected from investors participating in the Exchange Offer and remitted to the Company approximately $3.0 million of payments under the ETech Investor Notes. As a result of the acquisition, effective January 1, 1995, ETech's consolidated financial statements are consolidated with those of the Company resulting in the Company recording 100% of the research and development expenses of ETech programs and reflecting any payments from ETech investors, subsequent to the Exchange Offer, as a long-term obligation. The Company continues to have a purchase option through July 1996 to acquire the remaining minority interest in ETech.

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



         The following pro forma results of operations for the nine months ended July 31, 1995 and 1994 give effect to the acquisition of ETech as though it had occurred on November 1, 1993 instead of December 31, 1994, the effective date of the transaction. The unaudited pro forma results include adjustments to eliminate contract revenue and management fees from ETech and to include all operating expense of ETech as if ETech was a consolidated subsidiary on November 1, 1993. The unaudited pro forma results of operations do not include the nonrecurring charge to operations of approximately $9.0 million ($.37 per share) for the purchased technology.

                                           1995                         1994
                                           ----                         ----
         Product sales, net            $ 7,986,688                  $7,638,157
         Net loss                       (9,166,534)                (11,373,795)
         Net loss per share                   (.35)                       (.64)
                                              =====                       =====

         The pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made on November 1, 1993, or the results which may occur in the future.

(3)      STOCKHOLDERS' EQUITY

         During the first nine months of 1995, the Company sold 3,618,750 shares of its common stock in connection with various private placements of common stock to institutional investors and issued 645,073 shares pursuant to the exercise of warrants to purchase the Company's common stock for aggregate net proceeds of $7.1 million. In connection with the exercise of the warrants, the Company canceled 100,000 warrants and 72,128 unit purchase options at exercise prices ranging from $10 to $14 per share.

         During fiscal 1995, 577,711 stock options at exercise prices ranging from $1.4688 to $13.175 were canceled. In addition, employees were given the right to exchange 1,450,393 options at exercise prices from $6.46 to $13.175 for new options at an exercise price of $2.188, the fair market value at the grant date for the exchange right. The new options are not exercisable until the later of November 13, 1995 or the exercisable date of the option exchanged.


(4)      LONG-TERM DEBT

         During the first quarter, the Company received approval from the Israeli government to provide financing for 70% of the cost of scale-up of a manufacturing facility in Israel and certain working capital and research and development financing over a three-year period up to a maximum loan balance of $1.6 million. The equipment loan of .5 million is payable over a 7 year period, the first two years being interest only at a rate of 5.625% linked to the Israeli CPI index and the working capital financing of $1.1 million payable over five years with the first three years being interest only. The interest rate on the working capital loan is Israeli prime (currently 15%) + 3.275%. The program also includes a grant of $.3 million.

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


         The Israeli government will guarantee 85% of the amount financed. Further, during the second quarter the Company obtained a $2.0 million line of credit to be used for leasing of production equipment. To date, the Company has not drawn down on the Israeli line of credit and has borrowed approximately $.1 million under the lease facility which will be accounted for as a capital lease.

(5)      SPECIAL CHARGES

         The special charges recorded in 1995 include approximately $.5 million, principally severance costs relating to the shutdown of Ecogen Australia and other cost containment programs.

(6)      ECOGEN EUROPE

                 In January 1991, Ecogen entered into a research and development assistance contract (the "1991 Agreement") with 3A S.r.l. ("3A"), an Italian corporation which has developed an agricultural park in the Umbria region of Italy. Under the terms of this agreement, Ecogen agreed to assist 3A in establishing an agricultural biotechnology research and development facility in Umbria and to undertake a research program for adapting Ecogen Bt bioinsecticides for use against insect pests in Europe, Africa and the Middle East (the "Sales Territory"), in exchange for $2.1 million which was funded over a three-year period. In September 1992, Ecogen, 3A and Ecogen Europe S.r.l., an Italian corporation ("Ecogen Europe") 75% owned by Ecogen and 25% owned by 3A, entered into a research, development and commercialization agreement (the "1992 Agreement"). Under the terms of the 1992 Agreement, as amended, 3A agreed to provide $8.9 million of funding to Ecogen Europe and Ecogen agreed to provide $5.6 million of funding to Ecogen Europe. To date, 3A has provided Ecogen Europe $6.2 million in funding and Ecogen has provided Ecogen Europe cash or paid for certain expenses of Ecogen Europe aggregating $1.4 million and has transferred to Ecogen Europe 683,202 shares of common stock of Ecogen.

         Ecogen and 3A have signed a Letter of Intent that provides for the restructuring of the relationship among Ecogen, 3A and Ecogen Europe. The transaction contemplated by the Letter of Intent includes, among other things, (i) the termination of the 1991 Agreement and the 1992 Agreement including the parties' funding obligations under these agreements; (ii) the transfer of Ecogen's interest in Ecogen Europe to 3A and the subsequent change of name of Ecogen Europe; (iii) the return to Ecogen of the 683,202 shares of Ecogen common stock held by Ecogen Europe; (iv) the transfer of cash by Ecogen Europe to Ecogen in an amount to be determined; and (v) the transfer to 3A by Ecogen of rights to use and develop certain bioinsecticide technologies and to market in the former Sales Territory of Ecogen Europe products that may result from 3A's development efforts.

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


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

           PART I - ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           Three Months and Nine Months Ended July 31, 1995 and 1994


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

Ecogen and 3A have signed a Letter of Intent that provides for the restructuring of the relationship among Ecogen, 3A and Ecogen Europe. The transaction contemplated by the Letter of Intent includes, among other things,
(i) the termination of the 1991 Agreement and the 1992 Agreement including the parties' funding obligations under these agreements; (ii) the transfer of Ecogen's interest in Ecogen Europe to 3A and the subsequent change of name of Ecogen Europe; (iii) the return to Ecogen of the 683,202 shares of Ecogen common stock held by Ecogen Europe; (iv) the transfer of cash by Ecogen Europe to Ecogen in an amount to be determined; and (v) the transfer to 3A by Ecogen of rights to use and develop certain bioinsecticide technologies and to market in the former Sales Territory of Ecogen Europe products that may result from 3A's development efforts.

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

OVERVIEW

The following is a summary of the nine month results as a percentage of sales, as well as the percentage change in dollar amounts compared to the prior period:

                            Nine Months Ended July 31
                            -------------------------             Increase
                             1995              1994              (Decrease)
                             ----              ----              ----------
Product Sales, net           100%              100%                  5%
Cost of Sales                 60%               67%                 (6%)
Gross Profits                 40%               33%                 26%
Research & Development        83%              120%                (27%)
Selling & Marketing           48%               40%                 26%
General Administration        50%               63%                (18%)
Other Income                  34%              138%                (74%)


Product sales increased 5% from $7.6 million in 1994 to $8.0 million in 1995. Other income decreased $7.8 million during the nine month period due principally to lower contract revenue as a result of the fact that the Company no longer records contract revenue from Etech due to the Company's acquisition of 71% of ETech. The 1995 results include special charges of $9.5 million relating to purchased technology from Etech, the shutdown of Ecogen Australia and other severance costs. Total operating expenses exclusive of special charges decreased $2.6 million. Net loss, exclusive of special charges approximated $8.5 million ($.33 per share) during the first nine months of 1995 compared to $4.0 million ($.22 per share) in 1994.

NINE MONTHS ENDED JULY 31, 1995 AND 1994

Product Sales

Net product sales increased $.3 million (5%) for the nine months ended July 31, 1995 compared to the same period in 1994. The Bt product line achieved a $.6 million (or 12%) increase in sales. Bt sales were lower than expected due to drought-like weather conditions in the Mississippi Delta causing lower insect pressure. Pheromone products decreased $.2 million (or 6%) from the comparable 1994 period. In addition to the impact of the weather, 1995 pheromone sales decreased primarily due to economic uncertainties in the Mexican market and inventory carryover in the Pacific Northwest. Gross margins on product sales increased to 40% in 1995 from 33% in 1994 in spite of the fact that sales of pheromone product sales, which have the higher gross margin, decreased and that product line has the higher gross margins. The increase in gross margins in 1995 reflects the continuing impact of improvements made to the Bt manufacturing process late in 1994.

Operating Costs

Research and development costs decreased $2.5 million or (27%) due principally to scheduled reductions in spending under ETech programs for which the research effort had been accelerated in 1993 and 1994 as a result of the ETech financing. Selling and marketing expenses increased 26% as a result of costs associated with new product introductions. General and administration expenses decreased 18% as a result of cost containment measures taken in late 1994 and in 1995.

Total operating expenses were $24.0 million in the nine months ended July 31, 1995 compared to $17.4 million in 1994. The increase in operating expenses is due to special charges of $9.5 million in 1995. Operating expenses exclusive of special charges decreased 15% from $17.0 million in the nine month period in 1994 to $14.5 million in the comparable period in 1995.

Other Income

Other income, net decreased $7.8 million during the nine months ended July 31, 1995 due principally to a decrease in contract revenue primarily from ETech as a result of the acquisition of a majority interest in ETech.

Net loss for the nine months of 1995 was $18.1 million (or $.70) per share compared to $4.3 million (or $.24) per share in the same period in 1994. The net loss exclusive of special charges was $8.5 (or $.33) per share in 1995 compared to $4.0 million (or $.22) per share in 1994. The increase in net loss exclusive of special charges is due to the decrease in research contract revenue partially offset by lower operating costs.

THREE MONTHS ENDED JULY 31, 1995 AND 1994

Product Sales

Net product sales increased $.1 million (or 4%) in the current quarter. Bt product sales decreased 15% and pheromone product sales increased 62%. As mentioned previously, Bt product sales were negatively impacted by, among other things, weather conditions during the third quarter in the Mississippi Delta where extremely dry conditions caused lower insect pressure. Gross margins increased to 40% in 1995 from 25% in 1994. This increase reflects the continued effect of improvements in manufacturing costs in 1995.

Operating Expenses

Research and development costs decreased $.6 million or 24% due principally to scheduled reductions in spending under ETech programs for which the research effort had been accelerated in 1993 and 1994 as a result of the ETech financing. Selling and marketing expenses increased 19% and general and administration expenses decreased 13% for the same reasons as described above. Total operating expenses in the 1995 quarter were $5.0 million compared to $5.6 million in the prior period.

Other Income

Other income, net, decreased $3.1 million in the third quarter of 1995 due to lower research contract revenue. It is expected that research contract revenues will continue to decline as the Company makes the transition from a research company to a product driven commercial business.

Net loss for the third quarter of 1995 was $3.1 million compared to $1.0 million in the same period in 1994. The increase is attributable to the decrease in research contract revenue partially offset by lower operating costs.

SEASONALITY OF BUSINESS

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests that may require additional field tests in subsequent growing seasons, or failure to receive regulatory approvals prior to the growing season may result in delays in product development and commercialization. In addition, because of the seasonal nature of the Company's business, product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs primarily through private and public offerings of equity securities, research and development contract payments and, to a lesser extent product sales. Since its inception in 1983, the Company's liquidity has been dependent on various research and development agreements which also have served to accelerate the development and commercialization of certain products. Such contract revenues are expected to decrease significantly subsequent to fiscal 1994, as a result of, among other reasons, the Company's Exchange Offer for ETech and the expected restructuring of the Research and Development Agreement with 3A (such transactions are described in the Notes to Unaudited Consolidated Financial Statements).

At July 31, 1995, the Company had cash and liquid investments of $5.6 million, a net decrease of $3.3 million from October 31, 1994. The decrease was principally due to $13.5 million of cash expenditures during the current period for operations including cash expended to fund inventory production and receivable increases offset by $7.1 million of cash received from the sale of equity securities and $4.0 million received from ETech investors.

To date, the Company has not generated positive cash flows from operations.
In order to meet its capital and liquidity requirements for the next fiscal year, the Company will continue to need to add to its current cash position and further reduce its operating expenses. During fiscal 1994, the Company initiated certain measures to conserve cash and is continuing to take other steps to streamline operations and reduce costs during 1995. To date these have included personnel reductions in the Company's administrative, and research and development functions resulting in part from the Company's scheduled reduction of research and development under the ETech programs and the closing of the Company's Australian nematode production facility. The Company believes that these and other contemplated cost reduction measures will not significantly affect either current operations or the prospects for success of the continuing development of its core technologies. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its long-term product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, the success of the Company's efforts to license its technology to third parties and the Company's access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities.

To add to its working capital position and to provide funding for improvements in its production capabilities, the Company is pursuing the raising of additional funds including working capital and equity financings. The nature, scope, terms and timing of any such financing will depend upon various factors and there can be no assurance that the Company will be successful in adding to its working capital or be able to do so upon favorable terms. In addition, the Company is in the process of attempting to restructure its commitment to provide funding to Ecogen Europe for research, development and commercialization activities in Europe under its agreement with 3A. The Company also will continue to pursue additional avenues to supplement its working capital, including strategic alliances, joint ventures and research and development and license agreements. If the Company is not successful in raising additional funding or restructuring its commitments, the Company would take a number of additional steps to conserve cash, including reducing operating costs, in order to continue to fund only the Company's core research and development projects and product commercialization efforts.

The Company has commitments for capital expenditures of approximately $2.0 million of which $.6 million has been funded for advance deposits relating to certain production equipment needs. The Company has obtained a lease facility to finance such equipment cost subject to a 15% security deposit. Further, the Company expects to spend approximately $.7 million on manufacturing equipment in Israel in 1995 and 1996. During the first quarter, the Company received approval from the Israeli Government to provide financing for 70% of the cost of a scale-up manufacturing facility in Israel and certain working capital and research and development financing over a three-year period up to a maximum loan balance of $1.6 million. The equipment loan of $.5 million is payable over a 7 year period, the first two years being interest only at a rate of 5.625% linked to the Israeli CPI index and the working capital financing of $1.1 million payable over five years with the first three years being interest only. The interest rate on the working capital loan is Israeli prime (currently 15%) + 3.275%. The program also includes a grant from the Israeli Government of $.3 million.


ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The increase of $1.4 million in receivables from October 31, 1994 is due to seasonality of product sales. The increase of $.3 million in prepaid expenses and other current assets relates principally to interest receivable and prepaid taxes in Italy. The decrease in deferred contract revenue of $2.1 million is due to contract revenue earned on research contracts with 3A and AgrEvo. The Company's research contract with AgrEvo expired in December 1994. Other long-term liabilities of $1.7 million principally represent amounts received from ETech shareholders which have been recorded as a deferred liability until such time as the minority interest in ETech is acquired. The Company has no obligation to acquire such minority interest.

                          PART II - OTHER INFORMATION


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The 1995 Annual Meeting of Stockholders of Ecogen Inc. was held at Langhorne, Pennsylvania on May 10, 1995.

The following persons were elected to serve as directors of the Company until the next annual meeting and until their respective successors are elected and qualify: Patrick Owen Burns, John E. Davies, Jack D. Early, Lowell N. Lewis and James P. Reilly, Jr.

In addition, the appointment of KPMG Peat Marwick LLP as independent auditors to audit the Company's books and records for the fiscal year 1995 was ratified.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  September 19, 1995             By:         /s/  James P. Reilly, Jr.
                                               --------------------------------
                                               (James P. Reilly, Jr., President
                                                 and Chief Executive Officer)



                                      By:             /s/ Mary Paetzold
                                               ------------------------------
                                               (Mary Paetzold, Vice President
                                                 and Chief Financial Officer)