Form 10-Q/A
period 1995-07-31
ECOGEN INC
filed 1995-10-23
CIK 814050

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q/A
                              (Amendment No. 1)

                 Quarterly Report under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

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
                                                         --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filed requirements for the past 90 days:

Yes  X     No   .
    ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

   Class                          Outstanding at September 1, 1995
   -----                          --------------------------------
Common Stock, $.01 par value              29,686,278

     Item 6. (Exhibits and Reports on Form 8-K) of Registrant's Quarterly report on Form 10-Q for the fiscal quarter ended July 31, 1995, is hereby amended and restated in its entirety as follows:

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     27. Financial Data Schedule.

     (b) Reports on Form 8-K.

     During the fiscal quarter ended July 31, 1995, no Current Reports on Form 8-K were filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 1995                      By: /s/ James P. Reilly, Jr.
                                               -------------------------
                                              (James P. Reilly, Jr., President
                                               and Chief Executive Officer)

                                            By: /s/ Mary Pactzold
                                               -------------------------
                                              (Mary Pactzold, Vice President
                                               and Chief Financial Officer)

                              INDEX OF EXHIBITS

EXHIBIT NO.                                      DESCRIPTION
27                                          Financial Data Schedule