Form 10-K
period 1995-10-31
ECOGEN INC
filed 1996-01-29
CIK 814050

As filed with the Securities and Exchange Commission on January 29, 1996.
--------------------------------------------------------------------------------

                     SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-K



/x/         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the Transition period from ________to___________



                         COMMISSION FILE NUMBER 1-9579



                                  ECOGEN INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                      22-2487948
 -------------------------                  ------------------------------
(State or other Jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

 2005 CABOT BOULEVARD WEST                              19047
 LANGHORNE, PENNSYLVANIA                              (Zip Code)
 (Address of Principal Executive Offices)

 Registrant's telephone number, including area code:  (215) 757-1590
                                                      --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
COMMON STOCK, $.01 PAR VALUE

WARRANTS TO PURCHASE COMMON STOCK AT AN EXERCISE PRICE OF $43.75 PER SHARE.

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

       /X/     YES

       / /     NO

THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $41,039,000 AS OF JANUARY 15, 1996. (A)

   6,021,956
---         ---
(NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 15, 1996 AFTER GIVING RETROACTIVE EFFECT TO THE ONE-FOR FIVE REVERSE STOCK SPLIT EFFECTED JANUARY 29, 1996).

   139,501
---       ---
(NUMBER OF SHARES OF CONVERTIBLE PREFERRED STOCK OUTSTANDING AS OF JANUARY 15,
1996)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                      DOCUMENTS INCORPORATED BY REFERENCE


                    Document                                Form 10-K Part
                    --------                                --------------
 (1)      Definitive Proxy Statement with respect                III
          to the Annual Meeting of Stockholders
          scheduled to be held in April, 1996,
          to be filed by Ecogen Inc. with the
          Commission (hereinafter the
          "Proxy Statement")


(A) Excludes 52,658 shares of Common Stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the Common Stock outstanding as of December 8, 1995 (after giving retroactive effect to the one-for-five reverse stock split effected January 29,
1996). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

PART I


ITEM 1.   BUSINESS

INTRODUCTION

          Ecogen Inc. ("Ecogen" or the "Company"), a Delaware corporation incorporated in 1983, is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Ecogen's product revenues are generated by sales of biological insecticides derived from the bacterial microorganism Bacillus thuringiensis ("Bt") and various pest control and crop pollination products based on pheromone and related technologies. In addition, Ecogen is introducing to the marketplace biofungicide products for the control of powdery mildew and post harvest rot disease. Ecogen also sells into certain niche markets insecticidal nematodes (microscopic roundworms) for the control of insect pests. Ecogen was the first company to sell genetically enhanced biological pesticide products which are registered with the U.S. Environmental Protection Agency (the "EPA") for commercial sale. In addition, Ecogen is the only company to have received an EPA approval to sell a Bt insecticide incorporating a recombinant Bt strain.

          On January 24, 1996 the Company entered into a strategic alliance with Monsanto Company for the joint development of Bt technology. As part of the transaction, Monsanto agreed to purchase a 13% interest in the Company for $10 million, acquired certain rights with respect to Ecogen's Bt technology for $5 million and agreed to fund a four-year $10 million research and development program.

          On December 28, 1994, the Company changed its fiscal year end from December 31 to October 31 so that its fiscal year would better conform to the agricultural growing season in its primary markets. Unless the context otherwise requires, all references in this document to the year 1995 shall mean fiscal year 1995 beginning on November 1, 1994 and ending on October 31, 1995, and all references to the fiscal 1994 shall mean the ten months beginning on January 1, 1994 and ending on October 31, 1994.

REVERSE STOCK SPLIT

          On January 29, 1996, the stockholders of the Company approved an amendment to the Company's Certificate of Incorporation that effected a one-for-five reverse stock split of the Company's outstanding Common Stock (the "Reverse Split"). As a result of the Reverse Split, the outstanding shares of Common Stock of the Company were reduced from approximately 30,109,000 to 6,022,000. All references in this document to shares of Common Stock take into account the effect of the Reverse Split unless the context otherwise requires.

          Upon the effectiveness of the Reverse Split, each certificate representing shares of Common Stock outstanding immediately prior to the Reverse Split (the "Old Shares") was deemed automatically, to represent one fifth the number of shares of Common Stock (the "New Shares"). A stockholder's proportionate ownership interest in the Company remained unchanged by the Reverse Split. The New Shares issued pursuant to the Reverse Split were fully paid and nonassessable. The voting and other rights of the Common Stock were not altered. The authorized number of shares of the Company's Preferred Stock, $.01 par value per share (the "Preferred Stock") remained unchanged after the Reverse Stock Split at 7,500,000 shares. The number of issued and outstanding shares of Preferred Stock also remained unchanged.

TECHNOLOGY

          Many naturally-occurring organisms are either antagonistic to or produce substances toxic to agricultural pests. These include a variety of microorganisms such as bacteria, yeasts, fungi, viruses and protozoans that either directly kill or produce compounds that interfere with certain insects, fungal pathogens or plant disease organisms. In addition, more complex organisms such as insecticidal nematodes (microscopic roundworms) that attack insect pests have been long recognized as a potential source of pest control. Insect pheromones, which are natural odors emitted by insects, are also a recognized source of environmentally compatible, biorational insect pest control. All of these natural agents when isolated and formulated as commercially useful products are commonly called "biopesticides."

      Bacillus thuringiensis ("Bt")

          Bt is a bacterium found in soil. The insecticidal activity of Bt derives from production of spores and specific proteins in the form of crystals found within the Bt bacteria. These insecticidal agents are produced by the bacterial cells during a fermentation production process. They are then formulated into products that are applied to plants by conventional ground and aircraft spray equipment. When susceptible insects feed on plant foliage sprayed with Bt-based products, the crystals are ingested and generate soluble proteins that attack and destroy the insect's intestinal tract. The proteins produced by various strains of Bt are highly active against specific, targeted insect pests. Many insects are also susceptible to bacterial spores. Bt has no adverse activity against non-target insects, fish, birds or mammals (including humans). The genes for the insecticidal proteins reside on specific non-essential DNA molecules termed plasmids. Bt bacteria in nature generally contain several different genes that endow different insecticidal activities. Plasmids can either be removed ("cured") from cells that harbor them or they can be transferred between different strains by a natural mating process called conjugal transfer that occurs in nature between Bt strains and that can be replicated in the laboratory.

          Ecogen has developed, through genetic modification techniques, novel Bt bioinsecticide products that have higher levels of effectiveness and that can act against a broader array of significant insect pests than Bt products previously in use. Ecogen has developed and characterized approximately 10,000 Bt strains and maintains one of the world's largest collections of Bt strains. The Company uses strains from this collection to screen and test for insecticidal activities. The characterization of the diversity of Bt insecticidal proteins found in Ecogen's strain collection, coupled with the ability to transfer or cure plasmids that contain the genetic code for those proteins, was the basis for Ecogen's early-stage development of new Bt bioinsecticides. Potent insecticidal crystal proteins produced by new Bt strains containing novel and desirable combinations, which are obtained by plasmid curing and conjugal transfer techniques, have been the active ingredients in Ecogen's Bt bioinsecticides.

          These natural genetic approaches to Bt bioinsecticide development can be applied, however, only to those plasmids that can be transferred or cured. Certain insecticidal proteins are encoded by plasmids that are not transferable, and some plasmid combinations are unstable or yield undesired insecticidal activities. Under these circumstances, the development of genetically manipulated strains of Bt having novel activities against specific insects is greatly facilitated by the application of recombinant DNA technology. Ecogen has developed a proprietary Bt-based cloning vector system, its SSR System(TM), that utilizes recombinant DNA technology to develop new Bt strains having either increased potency or activity on a broader array of insect species. Ecogen believes that the use of Bt (as opposed to other microorganisms) as the host microorganism in which new Bt insecticidal gene combinations are constructed facilitates regulatory review in obtaining field trial permission and subsequent registrations for recombinant-derived products. For example, in July 1992 Ecogen received a generic approval from the United States Environmental Protection Agency to field test recombinant Bt insecticides using this approach. In January, 1995 the Company received EPA approval to commercialize Raven(TM) Bioinsecticide, a recombinant Bt product based on a Bt strain into which protein genes from different Bt strains were combined. The Company expects to receive EPA approval in 1996 to commercialize CryMax(TM) Bioinsecticide, a recombinant Bt insecticide for use on vegetable crops. Ecogen's genetically enhanced bioinsecticides contain multiple insecticidal genes and have complex modes of action, and Ecogen therefore believes that pest populations will have difficulty developing resistance to them.

          Ecogen has also developed technology to improve the insecticidal capabilities of the Bt proteins through its work on the mechanisms involved in the insecticidal activity. This technology, collectively referred to as Mechanism Assisted Insecticidal Design ("MAID"), permits Ecogen to move beyond naturally occurring proteins to identify new and commercially valuable proteins.

      Pheromone and Crop Pollination Technology

          Insect pheromones are natural odors emitted by insects that are undetectable to humans. Pheromones and related technologies act as behavior modifying agents that can be used to suppress insect mating by disrupting communications between potential mates, to attract target insects or to stimulate foraging by target insects. Due to their range of agricultural applications, pheromone and related products are a significant component of Ecogen's product strategy.

          Pheromones can be used either alone to control insect populations or in conjunction with biological or chemical insecticides in order to reduce the amount of such insecticides required to control insect pests. Pheromone
products may be used to disrupt insect mating cycles.   These products, which
duplicate the mating attractant emitted by female insects, control insect populations by confusing male insects and making it more difficult for them to find females with which to mate. After application of the pheromone product, male insects become confused and are attracted to the pheromone products rather than potential mates. In addition, the mating attractant of the pheromone product camouflages the natural attractant emitted by the female which also works to disrupt the mating cycle and to control insect populations.
Pheromones can also be used to attract insects to trap devices for the purpose of monitoring insect populations or to sources of chemical insecticides that are lethal to the target insects.

          Crop pollination technology is designed to attract honey bees to crops to increase plant quality and grower yields through increased pollination. Products incorporating this technology assist honey bees in finding plants, thereby maximizing the number of visitations by such bees to the flowers of various fruit and vegetable crops. Fruit and vegetable quality is increased and grower yields are maximized through such increased pollination. Ecogen's Bee-Scent(TM) Attractant is based on this crop pollination technology.

      Biofungicide Technologies

          Biofungicide technologies are based on naturally occurring organisms such as fungi or yeasts that can control harmful fungi that reduce crop yields or infect crops after harvesting. Ecogen focuses biofungicide research and development efforts on two biofungicide technologies: hyperparasitic fungi which kill other fungi, such as powdery mildews that infect plant leaves, flowers and fruit; and a yeast formulation which protects stored fruit from post-harvest rot pathogens.

          A fungal hyperparasite, Ampelomyces quisqualis, has been identified that infects most, if not all, types of powdery mildews harmful to agricultural products. Ecogen has obtained an exclusive license to this hyperparasite. Powdery mildew is a significant fungal disease affecting many crops. Special structures of the mildew penetrate the plant epidermal cells and feed on cellular tissue, causing dwarfing of the plant and fruit and cosmetic damage which is particularly undesirable on fresh produce. Plants severely infected with these pathogens have reduced yields. Historically, chemical fungicides have been used for the control of these fungal pathogens, but these pathogens typically develop resistance to these chemical fungicides over a short period of time.
In response to this market need, the Company developed its AQ10(TM) Biofungicide, which is based on the fungal hyperparasite Ampelomyces quisqualis, for use in an integrated pest management system with other fungicide products to control powdery mildew. AQ10 was the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew.

          Several non-antibiotic producing strains of yeast have been found to control a number of post harvest rot pathogens of citrus, pome fruits, grapes and other fruits and vegetables. The Company has incorporated a selection of these strains into its Aspire(TM) Biofungicide. Aspire, which may be applied by fruit growers, processors and packers in a manner consistent with the method of application of standard chemicals, provides control of post harvest rot pathogens.

      Insecticidal Nematodes

          Insecticidal or entomopathogenic nematodes are microscopic roundworms that attack insect pests in the soil or in plant stems. Insecticidal nematodes are not directly responsible for insect mortality, but rather harbor bacteria that are released into and cause an infection of the insect after nematode entry into the pest. Normally the insect dies within 48 hours after infection. The natural characteristics of insecticidal nematodes give nematode-based insecticides certain advantages over other insecticides. For example, nematodes attack insect pests in the soil where approximately 90% of insect pests spend at least a portion of their life cycle. In addition, insecticides using nematodes, which cause no adverse effects to humans, animals or plants, are currently exempt from EPA pesticide regulations and, unlike other insecticides, including other bioinsecticides, are subject to significantly lower levels of regulation or are exempt from registration by state agencies.

             Nematode product development is dependent on the improvement of production technology, particularly to obtain higher yields and to reduce the costs of production. In addition, current shelf life of the insecticidal nematode products being developed by Ecogen is insufficient for widespread commercialization. Ecogen is exploring methods of formulating and preserving the nematodes to further increase shelf life while maintaining the nematodes' insecticidal capabilities, including the development of formulations that would be stable at various temperatures.

RELATIONSHIP WITH MONSANTO

             On January 24, 1996, the Company closed a transaction with Monsanto Company ("Monsanto") forming a strategic alliance for development of the Company's proprietary Bt technology.

        Under the terms of the agreement, Monsanto purchased 943,397 shares of Ecogen Common Stock for $10.60 per share (as adjusted for the Reverse
Split) for an aggregate purchase price of $10 million. Monsanto is required to maintain its ownership position in Ecogen stock during the term of the four year Research and Development Agreement between Ecogen and Monsanto and Monsanto is prohibited, for three years after closing, from acquiring more than a 25% aggregate equity interest in the Company. These restrictions, however, terminate upon the occurrence of certain defined events relating to a change of control of the Company. Monsanto has certain registration rights with respect to the shares of Company Common Stock. In addition, Monsanto has a right of first refusal to purchase securities from the Company so as to maintain its percentage ownership interest in the Company.

             In addition, Monsanto acquired for $5 million certain rights to Ecogen's existing Bt strain library and insecticidal crystal protein gene library, and the intellectual property rights associated with such libraries including certain patents and patent applications (the "Bt Technology").
Ecogen maintains rights to the Bt Technology for applications other than in-plant uses. Monsanto did not acquire any rights to Ecogen's fermentation and formulation technology, Ecogen's insectary technology or Ecogen's technology related to the movement of Bt genes from Bt and back into Bt without foreign DNA.

             Monsanto and Ecogen also entered into a Research and Development Agreement to perform research and development focusing on Bt technology (the
"R & D Program"). Under the R & D Program, Monsanto will provide Ecogen with a minimum of $10 million over four years, of which $3 million has been received to date. The results of the R & D Program will be owned by Monsanto and licensed to Ecogen for use outside of in-plant applications. Under the terms of the agreements with Monsanto, Ecogen will also share in the commercialization success of transgenic plants incorporating the Bt technology. Monsanto shall pay a commercialization Success Fee based on sales revenue and license fees received by Monsanto from products which incorporate the Bt Technology or the results from the R & D Program.

RELATIONSHIP WITH ETECH

             Between November, 1992 and January, 1993, Ecogen Technologies I Incorporated ("ETech"), a company incorporated by but not then affiliated with Ecogen, completed a private placement of 300 ETech Units, each unit consisting of four shares of common stock of ETech and 2,000 warrants, each to purchase one share of common stock of Ecogen at a per share purchase price of $43.75 as adjusted for the Reverse Split (the "Ecogen Warrants"). The Ecogen Warrants may be exercised at any time prior to January 31, 1998, and the Ecogen Warrants and the underlying shares of Ecogen common stock are freely tradable. In January, 1995 the Company exchanged 822,400 shares of its common stock for 854 shares of the common stock of ETech (approximately 70% of the outstanding common stock of ETech). As a result of this exchange ETech is a majority owned subsidiary of Ecogen and its financial condition and results of operations are included in the Company's consolidated financial statements.

             ETech was formed in 1992 to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by Ecogen to subsidiaries of ETech. The licensed rights include the right to develop and commercialize products based on technology for: (i) the control of powdery mildew disease on agricultural crops (including grapes, fruit and nut trees, vegetables and flowering and other ornamental plants);
(ii) the control of post harvest rot disease on agricultural crops (including citrus, pome fruits, grapes and a number of other fruits and vegetables); (iii) the control of the European corn borer insect, which affects corn production;
(iv) the control of black vine weevil, citrus weevil, wireworm and black cutworm utilizing insecticidal nematodes; (v) the control of corn rootworm; and
(vi) the control of certain insects which cause damage to turf.

             Pursuant to research and development agreements between Ecogen and the subsidiaries of ETech, Ecogen conducted research, development and testing, on behalf of each ETech subsidiary, on the technology licensed to such subsidiary (the "ETech R&D Programs"). The ETech R&D Programs were designed to accelerate the development of products primarily in calendar 1993 and 1994 with reduced budgeted spending levels thereafter. Under each research and development agreement, ETech pays to Ecogen an amount equal to all of the qualifying development costs, unless such amount exceeds a previously agreed-up on development budget, and a management fee equal to 3.89% of such costs. In addition, the Company entered into a services agreement with ETech pursuant to which the Company provides certain financial, legal and administrative services to ETech on a cost reimbursement basis and is paid a management fee equal to 5.75% of the costs of such services. (All references in this document to ETech shall, unless the context otherwise requires, be deemed to include the ETech subsidiaries.)

             In consideration for issuing the Ecogen Warrants, Ecogen was granted an option by each purchaser of ETech Units (the "Stock Purchase Option"), exercisable at any time prior to July, 1996, to purchase all (but not less than all) of the outstanding shares of ETech common stock which form part of the ETech Units (but not the Ecogen Warrants or underlying Ecogen common stock) at a price that has increased to 200% of the cash amounts paid by such purchaser for the ETech Units. Ecogen, in its sole discretion, may purchase the ETech shares by payment in cash, in shares of freely tradable Ecogen common stock or in any combination thereof.

PRODUCTS

The following are Ecogen's current principal products:

             CONDOR(R) XL BIOINSECTICIDE -- Condor XL Bioinsecticide is an EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests in cotton, soybean, corn and other row crops, tree and nut crops, and forestry applications. Condor is marketed primarily in the southern United States for use on cotton, soybeans and other row crops.

             CONDOR(R) G BIOINSECTICIDE -- Condor G Bioinsecticide, a granular formulation of Ecogen's Condor product, is an EPA registered genetically enhanced Bt product for the control of the European corn borer caterpillar on corn crops. Condor G is marketed in the midwest United States and limited product sales occurred in 1995.

             CUTLASS(R) BIOINSECTICIDE -- Cutlass Bioinsecticide is an EPA registered genetically enhanced Bt product developed by Ecogen for control of caterpillar pests that damage vegetable, tree, nut and vine crops. Cutlass is sold primarily in California and international markets, including Taiwan, Mexico and Italy.

             RAVEN(TM) BIOINSECTICIDE -- Raven Bioinsecticide is the first EPA registered Bt product developed by Ecogen using recombinant DNA techniques. Raven was introduced to the market on a limited basis in 1995 for use in the eastern United States on potatoes, tomatoes and eggplants for control of the Colorado potato beetle.

             NOMATE(R) PHEROMONE PRODUCTS -- Ecogen markets various EPA registered NoMate pheromone products for the control of pink bollworm on cotton and for the control of tomato pinworm. NoMate products are marketed primarily in the southern United States and Mexico.

             BEE-SCENT(TM) ATTRACTANT -- Bee-Scent Attractant directs honey bees to treated blossoms to improve crop pollination, thereby increasing grower yields and crop quality. Bee-Scent is marketed in various regions of the United States including California, the Pacific Northwest and the Great Lakes region.

             AQ10(TM) BIOFUNGICIDE -- AQ10 Biofungicide is the first biofungicide registered by the EPA to protect crops from powdery mildew. In 1995, Ecogen began to introduce AQ10 on a limited basis for use on grapes in California.

             ASPIRE(TM) BIOFUNGICIDE -- Aspire Biofungicide is the first biofungicide registered by the EPA to protect crops from post harvest rot pathogens. Ecogen expects to begin to introduce Aspire for use on citrus in the United States in 1996.

             CRUISER(TM) BIOINSECTICIDE -- Cruiser Bioinsecticide contains the Heterorhabditis bacteriophora nematode and has been developed for the control of a variety of insect pests. Ecogen had only limited sales of Cruiser in 1995.

             During fiscal 1995, the foregoing products represented substantially all of Ecogen's product sales. Product sales represented approximately 76% of the Company's total revenues in fiscal 1995. Ecogen's Bt products represented approximately 60% of Ecogen's product sales in 1995.

MARKETING

             Agricultural pesticides and related products are sold in the United States primarily through traditional agricultural chemical distribution channels consisting of large wholesale distributors and dealers which serve extensive farm areas. Ecogen makes use of these traditional channels for the domestic distribution of its current products. To coordinate these distribution activities and generate grower interest in its products, the Company employs a marketing staff including several United States sales representatives who are located in key agricultural chemical distribution locations primarily in the southern and western areas of the United States. Ecogen may enter into one or more distribution agreements to better serve its primary markets or to access specialty or other selected markets. Ecogen's domestic product sales for fiscal 1995, the ten months of fiscal 1994, and for calendar 1993 totaled $8.4 million, $7.7 million, and $5.8 million respectively.

             For the international distribution of its products, Ecogen has entered into several collaborations with companies that have a significant presence in the markets covered by their respective agreements. In 1991 the Company and Roussel Uclaf (now named "AgrEvo") entered into a distribution and product supply agreement that grants to AgrEvo exclusive distribution rights to the Company's Condor, Cutlass and Raven products in Europe (except Germany, which is excluded; and except Spain, Portugal and Italy, where rights are co-exclusive), Africa, the People's Republic of China, Australia, the Middle East and Latin America (except Mexico). As part of the distribution agreement, Ecogen has agreed to supply AgrEvo with the active ingredients necessary to commercialize the licensed products. Ecogen will be entitled to receive additional compensation based upon AgrEvo's product revenues on the licensed products. In addition to its agreement with AgrEvo, Ecogen has distribution agreements for certain of its products with a number of other companies including: UAP (for Mexico), Nissan Chemical (for Japan), Intrachem (International) S.A. (for Italy, Spain and Portugal), ISK Biotech Corporation (for Mexico), Jia Non Enterprises (for Taiwan) and Incitec Ltd. (for Australia, and New Zealand). International product sales totaled $716 thousand for fiscal 1995, $897 thousand for the ten months of fiscal 1994, and $1.3 million for calendar 1993.

PRODUCTION

             The manufacturing process for Ecogen's current Bt-based bioinsecticides involves fermentation of the desired microorganism. Upon completion of this fermentation process, the product is recovered using standard techniques, such as centrifugation. The insecticidal agent is then spray-dried into a technical grade powder. Finally, the product is formulated into granular or wettable powder form for sale into the commercial market. Ecogen currently operates fermentation and formulation pilot plants to support some product requirements for field trials and to facilitate the transition of products from laboratory to large-scale manufacturing. A significant portion of Ecogen's research and development activities during 1995 were dedicated to the improvement of fermentation and formulation techniques in order to improve product yield and correspondingly reduce the costs of product manufacturing.

             Ecogen is a party to a Supply Agreement with biosys Inc. pursuant to which biosys has agreed to manufacture Ecogen's Bt-based products through December 31, 1999. Biosys has both fermentation and spray-drying capability, and supplies Ecogen with finished goods. Ecogen believes that adequate fermentation, spray-dry and other services will likely continue to be available from contract manufacturers and Ecogen does not currently intend to build its own manufacturing facilities.

             The Company purchases the active ingredients for its pheromone products from various suppliers and manufactures its pheromone products at its facility in Billings, Montana. In addition, the Company obtains certain manufacturing services from 3M Corporation with respect to the formulation of some of its NoMate products. The Company believes that its Billings, Montana facility has sufficient capacity to meet its current and near-term anticipated pheromone product needs.

             The manufacturing process for Ecogen's biofungicide products involves fermentation of fungal or yeast-based products and formulation of the fermentation results into a granular form for commercial sale. Ecogen has engaged Zohar Dalia Factory Ltd., located in Israel, to manufacture the active ingredient for AQ10 on a contract manufacturing basis. The manufacture of Aspire was on a pilot plant basis in 1995 and the Company is scaling up to produce Aspire through toll manufacturers in 1996.

             Nematode products are now being manufactured on a pilot plant basis by Ecogen at its Langhorne, Pennsylvania facility. Ecogen's current nematode production processes yield products with a shelf life that is insufficient for widespread commercialization of such products. Ecogen is investigating methods of fermentation and storage that will result in increased production yield and insecticidal nematode product shelf life, including the development of formulations that would be stable at various temperatures.

             The most important raw materials needed by Ecogen to conduct its product manufacturing and research and development activities include both fermentation media components and formulation chemicals, which are readily available from a variety of independent sources, and microbial strains that are either proprietary to Ecogen or are licensed from outside parties. Ecogen does not anticipate any shortages of these or other raw materials that would materially affect product availability or cost.

RESEARCH AND PRODUCT DEVELOPMENT

             The Company's operating expenses to date have related to a large extent to the research and development of products for future commercialization. Costs incurred by Ecogen under third-party funded research and development programs, aggregated approximately $1.7 million, for fiscal 1995 $6.0 million for the ten months of fiscal 1994 and $6.8 million for calendar 1993, respectively. Costs incurred under Ecogen-funded research and development programs, aggregated approximately $7.3 million, $3.3 million, and $5.3 million for fiscal 1995 and 1994 and calendar 1993, respectively.

             During fiscal 1995, the Company derived approximately 24% of its revenues from research and development contracts and licensing agreements.
This contrasts with approximately 54% in 1994 and 61% in 1993. As a result of the Exchange Offer in December 1994, the Company did not record contract revenue in connection with the ETech R&D Programs in fiscal 1995. In 1996, the Company expects to derive contract revenue from its Research and Development Agreement with Monsanto Company.

        Bacillus thuringiensis Products

             Ecogen's Bt product development activities are focused on improving, through recombinant DNA and other technologies, the efficacy of its bioinsecticides already in the market, adapting such products for application to additional uses particularly in markets outside of North America, and developing new bioinsecticides. In addition, Ecogen is developing improved formulations for its Bt products that are designed, among other things, to improve their handling and ease of application, to enhance their insecticidal activity in the field and to reduce their cost of production. In 1996, Ecogen plans to continue to focus its research and development efforts on a new product for the vegetable market that will incorporate recombinant DNA technologies and is also targeting its research efforts toward a Bt-based product for the control of fall armyworm, an important corn pest.

        Pheromone and Related Products

             Ecogen is exploring additional formulations of its pheromone products in order to develop alternative application techniques for such products. Tests also are being conducted by the Company in order to expand its pheromone product line for the control of additional pests such as the leafroller, the codling moth and other insect pests.

        Yeast, Fungal and Other Products

             The Company is continuing to develop processes for the commercial production by fermentation of AQ10 and Aspire Biofungicides. The Company is also continuing to develop stable and efficacious formulations for these products. With respect to Aspire Biofungicide, the Company is working to develop formulations that provide Aspire with increased shelf life at room temperatures. In addition, the Company is working on different types of bacteria that may be used for the control of certain plant parasitic nematodes that feed on or enter roots of growing plants causing damage and reduced crop yields. In laboratory tests and greenhouse trials, Ecogen has identified bacterial isolates with nematicidal activity against root knot nematodes which attack a variety of crop plants.

        Insecticidal Nematodes

             The Company is (i) developing liquid fermentation techniques that are designed to allow the Company to more efficiently produce nematodes and
(ii) investigating through its own efforts and the efforts of third parties methods for increasing the shelf life of nematode products (particularly at ambient temperatures). In addition, the Company is working on the development of formulations that are designed to make the Company's products easier to use and to increase product shelf life.

PATENTS AND TRADE SECRETS

             Ecogen pursues a policy of seeking patent protection, both in the United States and abroad, to protect its novel technologies, compositions of matter and processes. In particular, Ecogen has patent rights to the Bt strains utilized as the active ingredients in its Condor, Cutlass and Raven Bioinsecticides. With respect to the Company's two biofungicide products, AQ10 Biofungicide and Aspire Biofungicide, and with respect to certain of its Bt technology, the Company holds an exclusive license to patents covering the base technologies.

             There can be no assurance that patents or exclusive license rights under patents for all of the Company's products and processes will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent or the patent holder could be required to license the technology to others.

             Because of the uncertainty concerning patent protection, the Company relies, in certain cases, upon trade secret protection and continuing technological innovation to maintain its competitive position. All Ecogen employees and consultants sign confidentiality agreements under which they agree not to use or disclose the Company's confidential information as long as that information remains proprietary or, in other cases, for fixed time periods. There can be no assurance, however, that such proprietary technology will not be independently developed or that secrecy will not be breached. The Company's research, development and commercialization partners, as well as its biopesticide production subcontractors, are provided access to know-how under confidentiality agreements. To the extent that such entities use this technological information, disputes may arise as to the proprietary and patent rights to such technological information and related developments.

             The Company is aware that substantial research efforts in biotechnology are taking place at universities, government laboratories and other corporations around the world and that numerous patent applications have been filed, and that patents have been issued, relating to fundamental technologies and to specific biological pesticide products and processes. The Company may have to obtain licenses under certain of these patents. No assurance can be given concerning the terms on which such licenses would be available, if at all.

GOVERNMENTAL REGULATION

             Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research.

             The pesticide industry is heavily regulated in the United States. The EPA regulates pesticide products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides also are regulated by various state agencies. Some states, such as California, have their own extensive registration requirements. To develop and commercialize a pesticide product, detailed and complex procedures must be followed and federal approvals obtained under FIFRA. Small scale field testing usually may be conducted prior to product registration to evaluate product efficacy. To conduct large scale tests, a company must obtain an Experimental Use Permit ("EUP"), which generally requires satisfactory completion of certain toxicology and environmental studies. Synthetic chemical pesticides require additional extensive toxicology and environmental testing that typically is not required of biopesticides to substantiate product safety prior to obtaining a product registration. Commercial sale of a pesticide requires a registration for each pest and crop for which the product is used. Registration requirements include submission and EPA approval of the text of a label which must be included on every pesticide product. The United States Congress has mandated that the EPA require that all pesticide products registered prior to November 1984 be re-registered by 1997 using today's stricter testing protocols.

             The EPA has recognized that biochemical and microbial pesticides are distinguished from standard chemical pesticides, and has established different data requirements as part of its registration regulations. These data requirements are set out in Subdivision M of the EPA's Pesticide Assessment Guidelines. Biopesticides currently are subject to a three-tier toxicology testing procedure, and a four-tier environmental testing procedure. A biopesticide product which satisfactorily completes both the Tier I toxicology and environmental tests is not required to go through the tests specified in subsequent tiers. This has been the case for product registration applications filed by the Company to date. However, should questions arise during any tier of testing, additional tests may be required. For a biopesticide product required to complete only Tier I testing, approximately one year of laboratory testing is required. Subsequent EPA registration generally takes approximately one year. Although the process for obtaining regulatory approval to test and market biopesticides that are genetically modified is designed to be less complex and time-consuming than the regulatory approval process for synthetic chemical pesticides, there can be no assurance that approvals will be granted on a timely basis, if at all.

             Certain of Ecogen's products under development utilize recombinant DNA technology. The Federal government regulates certain recombinant DNA research activity through the National Institute of Health's Guidelines for Research Involving Recombinant DNA Molecules ("NIH Guidelines"). The NIH Guidelines, among other things, set laboratory procedures and establish levels of biological and physical containment and other standards for recombinant DNA molecules that must be met for various types of research. Ecogen believes that it is in compliance with the NIH Guidelines. The Company believes that the registration in January 1995 of Raven Bioinsecticide indicates that commercialization of products utilizing recombinant DNA technology will not likely involve greater time and expense than it has experienced to date with respect to its nonrecombinant products. In August, 1992 Ecogen received blanket permission from the EPA to conduct small-scale field trials of its recombinant Bt strains without prior notice (generally required for small scale field testing of microbial pesticides).

             Pheromone and related products (other than trap and lure products) generally require EPA and state registrations.

             Insecticidal nematodes are currently exempt from registration under EPA pesticide regulations and, unlike other insecticides, including other bioinsecticides, are subject to significantly lower levels of regulation or are exempt from registration by state agencies.

             Ecogen's activities, including operation of its laboratories and pilot-scale manufacturing facilities, are, or may be, subject to regulation (i) under various other state and federal laws and regulations, including the Occupational Safety and Health Act, the Toxic Substances Control Act, the Federal Food, Drug and Cosmetic Act, the Solid Waste Disposal Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-to-Know Act, the Clean Air Act, the Clean Water Act, and other state and federal laws regulating environmental quality, and the implementing regulations for all such laws; and (ii) by other state and federal agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. In addition, the actions of federal agencies in reviewing applications by Ecogen or issuing permits or other authorizations may be subject to the National Environmental Policy Act, and state or local agencies may be required to comply with similar state laws. Historically, the cost of compliance with such laws and regulations have not had a material impact on Ecogen's business.

             From time to time, governmental authorities review the need for additional laws and regulations for biotechnology products and for pesticide products that could, if adopted, apply to the business of Ecogen. Ecogen is unable to predict whether any such new regulations will be adopted or whether, if adopted, such regulations will adversely affect its business.

             Historically, the cost to Ecogen of compliance with federal, state and local provisions enacted for the protection of the environment has not been material. Toxicology testing, field development trials and related costs for EPA registrations incurred to date by Ecogen have averaged under $500,000 for each product registration, while state registration and related costs per product have been nominal. This does not mean that such costs are unlikely to increase in the future, particularly if more restrictive approval requirements are adopted by federal, state or local authorities. Also, delays in obtaining necessary product registrations can have a significant impact upon Ecogen's revenues and competitive position in the way of delayed product sales and lost market opportunities.

             Field development and testing, as well as the commercial sale, of Ecogen's biopesticide products outside the United States can be highly regulated. The impact of such regulation upon Ecogen's business cannot be assessed at this time.

COMPETITION

             Competition in the pesticide market is intense. Competition is based principally on price and efficacy, but safety and ease of application are also factors. Competitors of Ecogen include manufacturers and marketers of synthetic chemical pesticides and biopesticides including large chemical companies, such as Abbott Laboratories, Ciba-Geigy Corp., and Sandoz Corporation as well as specialized biotechnology firms. Many of these companies have considerably greater financial and marketing resources than Ecogen. Competitors with respect to research and development activities also include universities and public and private research organizations. In addition, Ecogen's bioinsecticide product's compete with certain transgenic seed and plant products that purport to have insecticidal capabilities.

             Ecogen believes that its ability to compete in the pesticide market may be enhanced by heightened concerns about the effects of chemical pesticides upon the environment and, in some cases, by the increasing resistance of plant pests to synthetic pesticides. However, Ecogen expects competition in the agricultural pesticide industry to intensify as technical advances in the fields of pesticides and pest-resistant plants are made. There can be no assurance that developments by others will not render the Company's products or technology obsolete or noncompetitive.

SEASONALITY

             The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization.
In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect infestation in grower areas.

EMPLOYEES

             As of January 15, 1996 Ecogen and its subsidiaries employed full time 100 persons, of whom 19 hold Ph.D. degrees and 15 hold other advanced degrees. Doctoral degrees held by employees of Ecogen encompass the areas of biochemical engineering, biochemistry, entomology, microbiology, molecular genetics, physiology and plant pathology.

             Employees of the Company are required to enter into confidentiality agreements with Ecogen. Pursuant to these agreements, the employees have agreed not to disclose Ecogen's proprietary information and to assign to Ecogen all rights to any inventions made during their employment or relating to Ecogen's activities, and not to engage in activities similar to Ecogen's for any other person or entity during the term of their employment and for one year thereafter. Ecogen believes that its relationship with its employees is good.

                              EXECUTIVE OFFICERS

             The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                     Age          Position
----                     ---          --------
James P. Reilly, Jr.     49           Chairman, President and Chief Executive
                                      Officer and Director

Richard A. Deak          41           Vice President, General
                                      Counsel and Secretary

Dr. Leigh English        40           Vice President, Research


Mary Paetzold            46           Vice President, Chief Financial
                                      Officer and Treasurer


             All executive officers are elected by the Board of Directors. There is no family relationship among any of the officers or directors.

BUSINESS EXPERIENCE

             Mr. Reilly has served as Chairman since November 1, 1995 and as a director of the Company since June 1992. Since January 1994 he has been the Chief Executive Officer of the Company and since June 1992, he has been the Company's President. From June 1992 to January 1994, Mr. Reilly served as Chief Operating Officer of the Company. From 1976 until he joined the Company, Mr. Reilly was employed in various management capacities at Rhone Poulenc, Inc., most recently, from April 1991 to May 1992, as Vice President and General Manager of the Fine Chemicals Division. He received a B.S. in Business Administration from Boston College.

             Mr. Deak has served as Vice President, General Counsel of the Company since August 1993 and as Secretary since May, 1995. From January 1993 to July 1993 Mr. Deak served as General Counsel of the Company. From January 1985 until he joined the Company, Mr. Deak was employed by Unisys Corporation in various positions, including Associate General Counsel, Corporate, Acquisitions and Finance. Prior to joining Unisys Corporation, Mr. Deak practiced law with Mann & Ungar and Dechert Price & Rhoads. Mr. Deak received a J.D. from the University of Pennsylvania Law School and a BBA in Accountancy from the University of Notre Dame.

             Dr. English has served as Vice President, Research of the Company since October 1995. From March 1986 until October 1995, Dr. English served Ecogen in various positions including Principal Research Scientist and Team Leader. Prior to joining Ecogen, Dr. English was a research assistant at Tufts University School of Medicine. Dr. English received a B.S. in Entomology from Cornell University and a Ph.D in Membrane Biochemistry from North Dakota State University.

             Ms. Paetzold has served as Vice President, Chief Financial Officer and Treasurer of the Company since she joined Ecogen in August 1994. Prior to joining the Company, Ms. Paetzold was a partner with KPMG Peat Marwick LLP, certified public accountants, where she worked for over twenty years. Ms. Paetzold received a B.A. in Mathematics from Montclair State University and is a Certified Public Accountant.

ITEM 2.      PROPERTIES

             Ecogen currently leases approximately 44,000 square feet of space for its administrative offices and research and development operations in two buildings located in the Bucks County Business Park, Langhorne, Pennsylvania. The leases for these facilities expire on March 31, 2000 and Ecogen has renewal options to March 31, 2005. Approximately 32,000 square feet of this space is devoted to research and development facilities, including laboratories, an insectary and two fermentation and formulation pilot plants. In addition, Ecogen currently leases approximately 20,000 square feet of space in Billings, Montana for its pheromone business, under a lease which expires December 31, 1996. The Company believes that its leased space is sufficient for current needs.

ITEM 3.      LEGAL PROCEEDINGS

                  Not Applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

             A.         Market Information

                              The Company's Common Stock trades under the
NASDAQ symbol EECN and is included in the National Market System. The high and low prices of the Company's Common Stock during the year ended October 31, 1995 and the ten month period ended October 31, 1994 adjusted retroactively for a one-for-five reverse stock split on January 29, 1996 are as follows:


               ---------------------------------------------------
               1995                         HIGH            LOW
               ---------------------------------------------------
               First Quarter                20              11 1/4

               Second Quarter               18 3/4          8 7/16

               Third Quarter                13 7/16         6 9/16

               Fourth Quarter               9 11/16         5 15/16



               --------------------------------------------------
               1994                         HIGH            LOW
               --------------------------------------------------
               First Quarter                41 1/4          30

               Second Quarter               41 7/8          24 1/6

               Third Quarter                38 1/8          15 5/8

               Fourth Quarter through
               October 31, 1994             24 3/8          18 3/4


A.           Holders

             On December 11, 1995, there were approximately 1,295 stockholders of record.

B.           Dividends

             No cash dividends have ever been paid on the Company's Common Stock, and the Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        Year ended October 31, 1995, ten months ended October 31, 1994, and years ended December 31, 1993, 1992 and 1991
               (all amounts in thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:


                                         Year              10 Months
                                        Ended                Ended
                                      October 31,          October 31,                Year Ended December 31,
                                         1995                1994 (1)        1993            1992 (2)          1991(2)
                                         ----                --------        ----            --------          -------
Revenues:
         Product sales                   $9,135              $8,550          $7,151              $3,519        $1,368
         Contract revenue                 2,300              10,412          11,776               4,074         3,647
Gross margins                             3,627               2,659           1,514                 292          (39)
Expenses:
         Research & development           8,951               9,278          12,096               8,345         6,408
         Selling, general &
           administrative                10,672               9,249           9,821               8,757         5,253
         Special charges for
           purchased technology           9,143                   -             350               4,349         4,567
Net loss                               ($23,324)            ($4,593)       ($11,858)           ($21,366)     ($10,879)
Net loss per common
   share                                 ($4.34)             ($1.24)         ($3.39)             ($6.30)       ($4.00)
Weighted average common
   shares outstanding (3)                 5,373               3,715           3,495               3,385         2,710
======================================================================================================================


CONSOLIDATED BALANCE SHEET DATA

                                                     At October 31,                                    At December 31,

                                       1995 (4)          1995              1994             1993             1992             1991
                                       --------          ----              ----             ----             ----             ----
                                      Pro forma         Actual
                                      ---------         ------
Cash, cash equivalents
   and temporary
   investments                         $19,275          $1,775           $8,828           $11,601          $17,470          $20,072
Total assets                            29,871          12,371           19,471            21,277           25,356           25,092
Long-term debt                             620             620                -                 -                -                -
Stockholders' equity                    20,007           5,507            9,651             9,496           18,465           19,247
===================================================================================================================================


No cash dividends have ever been paid on the Company's Common Stock, and the Company does not intend to pay cash dividends in the foreseeable future.

(1) In December 1994, the Company changed from a calendar year end to a fiscal year ended October 31. Accordingly, results of operations in 1994 represent the ten month period ended October 31, 1994.

(2) Effective December 31, 1991, the Company acquired Ecogen Israel, specializing in the development of novel biofungicides. In March 1992, the Company acquired a company in Australia involved in the research and development of nematode technology. In September 1992, the Company acquired certain assets of Scentry, a company that markets and develops pheromone products. All acquisitions were accounted for as purchases with the operations of the business acquired included in the consolidated financial statements from the date of acquisition and a special charge to operations in 1991 and 1992 for purchased technology.

(3) Adjusted retroactively to reflect the effects of a one-for-five reverse split approved by shareholders on January 29, 1996.

(4) Reflects the Monsanto transaction as if such transaction occurred on October 31, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                 Ecogen Inc. is an agricultural biotechnology company specializing in the development and marketing of quality biorational products for the control of pests in agricultural and related markets. On December 28, 1994, the Company changed its fiscal year end from December 31 to October 31 so that its fiscal year end would better conform to the agricultural growing season in its primary markets. Accordingly, in the discussion below fiscal 1995 have been compared to a pro forma year ended October 31, 1994 and the ten months ended October 31, 1994 has been compared with a pro forma ten-month period ended October 31, 1993. The unaudited consolidated financial statements for the year ended October 31, 1994 and the ten-month period ended October 31, 1993 are not presented separately herein. Further, on January 29, 1996, the stockholders of the Company approved a one-for-five reverse stock split. All references to common shares and per share amounts have been retroactively adjusted to reflect the reverse stock split.

OVERVIEW

                 In fiscal 1995, product sales decreased 2% from $9.3 million in the comparable twelve month period in 1994 to $9.1 million in 1995. Gross margins improved from 31% in 1994 to 40% in in fiscal 1995. Net loss before special charges increased from ($6.5) million in the comparable twelve month period in 1994 to ($13.1) million in 1995 as a result of lower research contract revenue offset in part by lower operating expenses and higher gross margins. Contract revenues decreased $10.3 million during the year due principally to lower research contract revenue from ETech. As a result of the acquisition of ETech, the Company no longer records contract revenue from ETech. The 1995 results include special charges of $10.2 million relating to purchased technology from ETech, the shutdown of Ecogen Australia and other severance costs. Net loss in fiscal 1995 was ($23.3) million or ($4.34 per share) compared to ($6.8) million or ($1.84) per share in the same period in 1994.

The following is a summary of results as a percentage of sales, as well as the percentage change in dollar amounts compared to the prior period:

                                                Year Ended October 31,
                                                ----------------------                       Increase
                                                 1995             1994                      (Decrease)
                                                 ----             ----                      ----------
    Product Sales                               100%             100%                         (1.5%)
    Gross Margins                                40%              31%                         26.0%
    Research & Development Expenses              98%             129%                        (25.0%)
    Selling & Marketing Expenses                 58%              48%                         18.5%
    General & Administrative Expenses            59%              71%                        (17.6%)


RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1995 COMPARED TO UNAUDITED PRO FORMA YEAR ENDED OCTOBER 31, 1994.

REVENUES

Total revenues decreased $10.9 million or 48% in fiscal 1995 compared to the same period in 1994 principally due to lower research contract revenue. Product sales in 1995 approximated the same level as the comparable period in 1994. Sales of Bt products increased marginally in 1995 despite adverse weather conditions in the Mississippi Delta, the Company's primary market for its Bt product line. Sales of the Company's pheromone product line decreased 3% primarily due to economic uncertainties in the Mexican market and inventory carryover in the Pacific Northwest. Gross margins on product sales increased to 40% in 1995 from 31% in the same period in 1994 in spite of the fact that pheromone product sales, which have the highest gross margins decreased in 1995. The increase in gross margins in 1995 reflects the continuing impact of improvements made to the Bt manufacturing process.

OPERATING COSTS

Research and development costs decreased $3.0 million or 25.0% in fiscal 1995 compared to the same period in 1994 due principally to scheduled reductions in spending under ETech programs for which research effort had been accelerated in 1993 and 1994 as a result of the ETech financing. Research and development expenses are expected to decrease further in 1996 primarily as a result of the divestiture of Ecogen Europe, the closure of the Company's laboratory in Germany and cost saving measures in the U.S. Selling and marketing expenses increased $.8 million or

18.5% as a result of costs associated with new product introductions. General and administrative expenses decreased $1.2 million or 17.6% in fiscal 1995 compared to the same period in 1994 as a result of cost containment measures taken in late 1994 and in 1995.

Total operating expenses were $29.8 million during fiscal 1995 compared to $23.3 million in the same period in 1994. The increase in operating expenses is due to special charges of $10.2 million in 1995. Operating expenses exclusive of special charges decreased 14% from $22.9 million in fiscal 1994 to $19.6 million in the comparable period in 1995.

Net loss for fiscal 1995 was ($23.3) million or ($4.34) per share compared to ($6.8) million or ($1.84) per share in the same period in 1994. The net loss exclusive of special charges was ($13.1) million or ($2.45) per share in 1995 compared to ($6.5) million or ($1.75) per share in 1994. The increase in net loss exclusive of special charges is due to the decrease in research contract revenue partially offset by lower operating costs and higher gross margins.

SPECIAL CHARGES

The following represents a summary of special charges:

                                                                1995            1994          1993
                                                                ----            ----          ----
                                                                           (in Thousands)
    Purchased Technology                                      $9,143                -          $350
    Warrants issued for ETech
      research agreement                                           -                -         1,598
    Market repositioning charge                                    -                -         2,008
    Restructuring Costs                                        1,042                -             -
                                                              ------             -------      -----
                                                             $10,185                -        $3,956
                                                              ======             =======      =====


Restructuring costs include $.9 million of severance costs of which $.2 million and $.2 million are payable in fiscal 1996 and 1997.

RESULTS OF OPERATIONS - TEN MONTHS ENDED OCTOBER 31, 1994 COMPARED TO UNAUDITED PRO FORMA TEN MONTHS ENDED OCTOBER 31, 1993

                 In fiscal 1994, the Company attained record revenues of $19.8 million up 19% from $16.6 million in the similar ten-month period ended October 31, 1993. The Company also reduced its net loss by 52% to ($4.6) million from ($9.6) million in the 1993 comparative period. The 1993 period included special charges consisting principally of $1.6 million relating to the value of warrants issued in connection with the ETech financing and $2.0 million for marketing repositioning charges relating to the Company's Bt product line. Net loss per share decreased to ($1.25) per share in fiscal 1994, from ($2.75) per share in the prior year's ten month period ended October 31, 1993.

REVENUES

                 Total revenues increased 19% in the ten months ended October 31, 1994 compared to the same period in 1993. Net product sales of $8.5 million increased 33% in the ten months ended October 31, 1994 compared to the same period in 1993. The pheromone product line experienced a 58.8% increase in sales while Bt products increased 23.7%. Sales of Bt products increased in spite of the negative effect of adverse weather conditions and unexpectedly low levels of insect pressure resulting in reduced applications of Bt products throughout 1994. Contract revenue increased $815 thousand due primarily to higher revenue earned on the Company's agreements with ETech and 3A. Interest and other income increased 59% to $664 thousand, due to higher rates earned on investments and favorable exchange differences.

COSTS AND EXPENSES

                 Total costs and expenses were $24.4 million in fiscal 1994 and $26.2 million in the corresponding period in 1993, a decrease of $1.8 million or 7% on 19% higher revenues. The prior period includes a special charge of $1.6 million relating to the value of the warrants issued in connection with the ETech financing and a marketing charge of $2.0 million in connection with the repositioning of the Bt product line. There were no special charges in 1994. Cost of goods sold increased $757 thousand due primarily to the higher net product sales. Gross margins on product sales were 31% in fiscal 1994 compared to 20% in the corresponding period in 1993. The improvement in gross margins resulted in large part from the Company's efforts initiated in 1994 to reduce product costs. Total research and development expenses of $9.3 million approximated the same levels incurred in 1993. Self-funded R&D expenses decreased $600 thousand due primarily to the shifting of research efforts to funded ETech and 3A projects. Selling, general and administrative expenses increased $1.2 million due primarily to increased marketing and promotional expenses.

SEASONALITY OF BUSINESS

                 The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization.
In addition, because of the seasonal nature of the Company's business, product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts, and the level of insect infestation in grower areas.

INFLATION

                 To date and for the foreseeable future, inflation has not had nor is it anticipated to have a significant impact on revenues or costs and expenses of the Company, except to the extent of normal cost of living adjustments related to personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

                 The Company has financed its working capital needs primarily through private and public offerings of equity securities, research payments and license fees from its research and development contract payments and product sales.

                 At October 31, 1995, the Company had cash and cash equivalents of $1.8 million, a net decrease of $7.0 million from October 31, 1994. During 1995, the Company received approximately $4.0 million from the ETech research and development agreements and $7.8 million from the sale of equity securities and had a net decrease in cash and cash equivalents of $3.3 million due to the disposition of Ecogen Europe. Cash expenditures during the current period were for operations, and purchases of $.9 million of equipment and leasehold improvements.

                 Subsequent to October 31, 1995, the Company completed the Monsanto transaction which resulted in an immediate cash infusion to the Company of $18.0 million including $10 million from the sale of 953 thousand shares of the Company's common stock. On a pro forma basis, assuming the Monsanto transaction had closed on October 31, 1995, the Company had $19.3 in cash and cash equivalents. Further, subsequent to October 31, 1995 the Company sold 122,000 shares of Series C preferred stock at $25 per share in a private placement to institutional investors for aggregate net proceeds of $2.8 million. The terms of the preferred stock are disclosed in note 8 of the notes to the consolidated financial statements. In connection with the private placement the Company issued warrants to purchase 77,877 shares of the Company's common stock at $7.30 per share exercisable for five years.

                 To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital including funds received from Monsanto in January 1996 should be sufficient to meet its capital and liquidity requirements for the immediate future. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities.

At October 31, 1995 the Company had commitments for capital expenditures of $1.6 million. The Company has obtained a lease facility to finance such equipment subject to a 15% deposit.

                 Through October 31, 1995, the Company had available Federal net operating loss carryforwards of approximately $60.6 million which expire at various times through the year 2010. In addition, the Company had research and experimentation tax credits of approximately $2.4 million, which credits expire at various times through the year 2010.

                 As a result of certain equity transactions, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act. The Company believes that such limitations should not have a significant impact in 1996 or 1997 since anticipated taxable profits, if any, will not exceed the amount of the limitation. In addition, to the extent that the Company recognizes gains, if any, on the disposition of assets held on the date of the ownership change, the annual limitation is increased by the amount of the "built-in" gains attributable to those assets. The built-in gain on a particular asset is the excess of its fair market value over its cost basis on the date of the ownership change.

OTHER ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                 Deferred contract revenue decreased $5.7 million in fiscal 1995 as a result of $2.0 million research contract revenue earned under the 3A and AgrEvo research contracts during fiscal 1995 and the divestiture of Ecogen Europe.

                 Other long-term liabilities increased $2.1 million in 1995 principally as a result of funds received from ETech minority shareholders which are required to be recorded as a deferred liability under generally acceptable accounting principles until such time as the minority interest in ETech is acquired. The Company has no obligation to acquire such minority interest.

                 Stockholders' equity decreased $4.1 million as a result of 1995 operating losses offset by equity financings in 1995.

                 In March, 1995, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of", which is effective for the fiscal years beginning after December 15, 1995. This standard is not expected to have a significant effect on either the results of operations or financial position of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See Item 14 for an Index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         1. The section labeled "Election of Directors" appearing in the Proxy Statement is hereby incorporated herein by reference.

         2.       Information concerning the Company's Executive
Officers is set forth in Part I of this Form 10-K.

         3. The section labeled "Election of Directors" appearing in the Proxy Statement is hereby incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

         The section labeled "Executive Compensation" appearing in the Proxy Statement is hereby incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The section labeled "Principal Stockholders" appearing in the Proxy Statement is hereby incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section labeled "Certain Transactions" appearing in the Proxy Statement is hereby incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K


(a)(1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT
                    SCHEDULES

The following consolidated financial statements of Ecogen Inc. and Subsidiaries are included in Item 8:

                                                                                                  Page in
                                                                                                  Form 10-K
                                                                                                  ---------
Independent Auditors' Report                                                                        F-1

Consolidated Balance Sheets - Actual October 31, 1995 and 1994 and                                  F-2
   Unaudited Pro Forma October 31, 1995

Consolidated Statements of Operations - Year Ended October 31, 1995,                                F-3
   Ten Months Ended October 31, 1994 and Year Ended December 31, 1993

Consolidated Statements of Stockholders' Equity                                                     F-4
   Year Ended October 31, 1995, Ten Months Ended October 31,
   1994 and Year Ended December 31, 1993

Consolidated Statements of Cash Flows - Year Ended October 31, 1995,
   Ten Months Ended October 31, 1994, and Year Ended December 31, 1993                              F-5

Notes to Consolidated Financial Statements - October 31, 1995 and 1994 and
   December 31, 1993                                                                                F-7

Financial Statement Schedule: Valuation and Qualifiying Accounts                                   F-21


             All other schedules are omitted for the reasons that they are not applicable or that equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

(a)(3)  Exhibits


Exhibit No.    Description
-----------    -----------
3.1        Restated Certificate of Incorporation of Ecogen Inc., filed with the Secretary of State of the State of Delaware on October 16,
           1992.  (Form 10-K for fiscal year ended December 31, 1992)*

3.8        By-laws of Ecogen Inc., as amended (Form S-1 Registration
           Statement)*

4.2        Ecogen Inc. Stock Option Plan, as amended, (Form S-8, File No.
           33-39687)*

4.3 Ecogen Inc. Stock Option Plan, as amended. (Form 10-K for fiscal year ended December 31, 1992)*

4.4        Certificate of Designations, Rights and Preferences of Series B
           Convertible Preferred Stock of Ecogen Inc. dated September 21,
           1995.

4.5        Certificate of Designations, Rights and Preferences of Series C
           Convertible Preferred Stock of Ecogen Inc. dated December 6, 1995.

10.4       Restructure Agreement, dated August 3, 1990, between PruTech
           Research and Development Partnership II and Ecogen Inc.  (Form 8 to
           Form 10-Q for fiscal quarter ended September 30, 1990)*






* These items are hereby incorporated by reference from the exhibits of the filing or report inidicated (except where noted, Commission File No. 1-9579, File no. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

10.14      Form of Confidentiality Agreement between Ecogen Inc. and all
           Ecogen Inc. employees (Form S-1 Registration Statement)*

10.18      Agreement for License or Sale of Technology, dated as of December
           12, 1985, between PruTech Research and Development Partnership II and Ecogen Inc. (Form S-1 Registration Statement)*

10.30      Lease Agreement, dated June 4, 1985, between Linpro Bucks County
           II, Limited and Ecogen Inc. (Form S-1 Registration Statement)*

10.32      Lease Extension Agreement, dated January 13, 1988, between Mellon
           Bank East, N.A. and Ecogen Inc. (Form 10-K for fiscal year ended
           December 31, 1987)*

10.33      Lease Agreement, dated April 13, 1988, between Mellon Bank East,
           N.A. and Ecogen Inc. (Form 10-K for fiscal year ended December 31,
           1987)*

10.41 Form of Director Indemnification Agreement between Ecogen Inc. and the members of the Board of Directors (Form 10-K for fiscal year ended December 31, 1987)*

10.62      Distribution Agreement, dated March 26, 1991, by and between Ecogen
           Inc. and Roussel Uclaf. (Form 10-K for fiscal year ended December
           31, 1990)*






* These items are hereby incorporated by reference from the exhibits of the filing or report inidicated (except where noted, Commission File No. 1-9579, File no. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

10.67      Bt Gene License Agreement between Ecogen Inc. and Pioneer Hi-Bred
           International, Inc. dated April 11, 1991 (Form S-1 Registration
           Statement filed on May 1, 1991, as amended).*

10.70 Registration Rights Agreement dated December 27, 1991, for the benefit of Purchasers entering into a Subscription Agreement pursuant to the Sales Agency Agreement between D. Blech & Company,
           Incorporated and Ecogen Inc. dated December 16, 1991. (Form 10-K for fiscal year ended December 31, 1991)*

10.71 Registration Rights Agreement dated January 17, 1992, for the benefit of Purchasers entering into a Subscription Agreement pursuant to the Sales Agency Agreement between Societe Generale
           Securities Corporation and Ecogen Inc. dated January 6, 1992.
           (Form 10-K for fiscal year ended December 31, 1991)*

10.72 Registration Rights Agreement dated January 31, 1992, for the benefit of Purchasers entering into a Subscription Agreement dated
           January 31, 1992.  (Form 10-K for fiscal year ended December 31,
           1991)*

10.73      Unit Purchase Option Agreement for the benefit of D. Blech & Co.
           dated December 27, 1991, issued pursuant to a certain Sales Agency
           Agreement dated as of December 16, 1991. (Form 10-K for fiscal year ended December 31, 1991)*

10.74      Unit Purchase Option Agreement for the benefit of D. Blech & Co.
           dated December 31, 1991, issued pursuant to a certain Sales Agency
           Agreement dated as of December 16, 1991. (Form 10-K for fiscal year ended December 31, 1991)*

10.75      Unit Purchase Option Agreement for the benefit of D. Blech & Co.
           dated January 2, 1992, issued pursuant to a certain Sales Agency
           Agreement dated as of December 16, 1991. (Form 10-K for fiscal year ended December 31, 1991)*

10.76      Unit Purchase Option Agreement for the benefit of D. Blech & Co.
           dated January 3, 1992, issued pursuant to a certain Sales Agency
           Agreement dated as of December 16, 1991. (Form 10-K for fiscal year ended December 31, 1991)*

10.77      Unit Purchase Option Agreement for the benefit of D. Blech & Co.
           dated January 17, 1992, issued pursuant to a certain Sales Agency
           Agreement dated as of January 6, 1992. (Form 10-K for fiscal year ended December 31, 1991)*

10.78 Form of Warrant issued pursuant to the Sales Agency Agreement between D. Blech & Company, Incorporated and Ecogen Inc. dated
           December 16, 1991.  (Form 10-K for fiscal year ended December 31,
           1991)*






* These items are hereby incorporated by reference from the exhibits of the filing or report inidicated (except where noted, Commission File No. 1-9579, File no. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.


10.79 Form of Warrant issued pursuant to the Sales Agency Agreement between Societe Generale Securities Corporation and Ecogen Inc.
           dated January 6, 1992.  (Form 10-K for fiscal year ended December
           31, 1991)*

10.80 Form of Warrant issued pursuant to the Sales Agency Agreement between Societe Generale Securities Corporation and Ecogen Inc.
           dated January 6, 1992 and supplemented by letter dated January 31, 1992. (Form 10-K for fiscal year ended December 31, 1991)*

10.81      Sales Agency Agreement between D. Blech & Company Incorporated and
           Ecogen Inc. dated as of December 16, 1991. (Form 10-K for fiscal year ended December 31, 1991)*

10.86      Sales Agency Agreement among D. Blech & Company Incorporated,
           Ecogen Technologies I Incorporated and Ecogen Inc. dated as of June
           5, 1992.  (Form 10-K for fiscal year ended December 31, 1992.)*

10.87      Form of Services Agreement among Ecogen Inc., Ecogen Technologies I
           Incorporated and the Program Subsidiaries. (Form 10-K for fiscal year ended December 31, 1992.)*

10.88 Form of Technology License Agreement between Ecogen-Bio Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended
           December 31, 1992.)*

10.89 Form of Research and Development Agreement between Ecogen Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended
           December 31, 1992.)*

10.90      Form of Marketing Option Agreement between Ecogen Inc. and certain
           Program Subsidiaries.  (Form 10-K for fiscal year ended December
           31, 1992.)*

10.91 Form of Warrant issued pursuant to the Sales Agency Agreement between D. Blech & Company, Incorporated, Ecogen Technologies and
           Ecogen Inc. dated as of June 5, 1992. (Form 10-K for fiscal year ended December 31, 1992.)*

10.94 Summary of Ecogen Inc. Deferred Compensation Plan. (Form 10-K for fiscal year ended December 31, 1992.)*





* These items are hereby incorporated by reference from the exhibits of the filing or report inidicated (except where noted, Commission File No. 1-9579, File no. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

10.95 Lease Extension Agreement and Second Lease Extension Agreement, each between Advent Realty Limited Partnership and Ecogen Inc. and each dated March 31, 1992. (Form 10-K for fiscal year ended
           December 31, 1992.)*

10.96 Form of Severance Compensation Agreement entered into by the Company and each of the various vice presidents of the Company.
           (Form 10-Q for fiscal quarter ended June 30, 1993.)*

10.97 Form of Officer Indemnification Agreement entered into by the Company and each executive officer of the Company. (Form 10-Q for fiscal quarter ended June 30, 1993.)*

10.99 Amendment to the Agreement for License or Sale of Technology between the Company and PruTech Research and Development
           Partnership II, dated July 21, 1993. (Form 10-Q for fiscal quarter ended June 30, 1993.)*

10.101     Employment and Consulting Agreement by and between Ecogen Inc. and
           John E. Davies, dated as of January 1, 1994. (Form 10-K for fiscal year ended December 31, 1993.)*



10.102     Employment Agreement by and between Ecogen Inc. and James P.
           Reilly, Jr. dated as of January 1, 1994. (Form 10-K for fiscal year ended December 31, 1993.)*

10.105     Supply Agreement between the Company and biosys, dated as of June
           1, 1994.  (Form 10-Q for fiscal quarter ended June 30, 1994.)*

10.106     Sales Agency Agreement between the Company and D. Blech & Company,
           Incorporated dated as of July 8, 1994. (Form 10-Q for fiscal quarter ended September 30, 1994.)*

10.107 Warrant Agreement Amendment between the Company and David Blech dated as of August 19, 1994. (Form 10-Q for fiscal quarter ended
           September 30, 1994.)*






* These items are hereby incorporated by reference from the exhibits of the filing or report inidicated (except where noted, Commission File No. 1-9579, File no. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

10.116     Phantom Stock Agreement between the Company and James P. Reilly,
           Jr. dated as of November 17, 1994. (Form 10-K for fiscal year ended
           October 31, 1994.)*

10.117     Letter Agreement between the Company and John E. Davies dated
           November 29, 1994. (Form 10-K for fiscal year ended October 31,
           1994.)*

10.118     Employment and Consulting Agreement between the Company and Bruce
           C. Carlton dated as of February 22, 1995. (Form 10-Q for fiscal quarter ended April 30, 1995.)*

10.119 Form of Incentive Stock Option Agreement, as amended. (Form 10-K for fiscal year ended October 31, 1994.)*

10.120     Master Settlement Agreement among the Company Ecogen Europe S.r.l.
           and 3A Parco Technologico Agroalimentare dated October 23, 1995.

21.        List of Subsidiaries

24.        Consent of KPMG Peat Marwick LLP

25. Powers of attorney executed by certain officers of the Company and the individual members of the Board of Directors authorizing certain officers of the Company to file amendments to the Company's annual report on Form 10-K are located on the signature page to such Form 10-K.

27.        Financial Data Schedule

(b)  Reports on Form 8-K.

           Not applicable.

* These items are hereby incorporated by reference from the exhibits of the filing or report inidicated (except where noted, Commission File No. 1-9579, File no. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

                          Independent Auditors' Report


The Board of Directors and Stockholders
Ecogen Inc.:

We have audited the consolidated financial statements of Ecogen Inc. and subsidiaries as listed in the accompanying index in Item 14. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index in Item
14. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 1995 and 1994, and the results of their operations and their cash flows for the year ended October 31, 1995, the ten months ended October 31, 1994 and the year ended December 31, 1993, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                           KPMG Peat Marwick LLP

Short Hills, New Jersey
January 24, 1996, except as
   to note 17, which is as
   of January 29, 1996

                         ECOGEN INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets


                                                                               UNAUDITED                   ACTUAL
                                                                               PROFORMA         -----------------------------
                                   ASSETS                                     OCTOBER 31,       OCTOBER 31,       OCTOBER 31,
                                   ------                                         1995             1995              1994
                                                                                  ----             ----              ----
Current assets:
  Cash and cash equivalents                                                    $19,275,213       $1,775,213      $8,094,075
  Temporary investments                                                                  -                -         734,285
  Contract and trade receivables, less allowance for doubtful
     accounts of $80,000 in 1995 and $90,000 in 1994                               733,146          733,146       1,111,490
  Inventory                                                                      6,345,452        6,345,452       6,595,953
  Prepaid expenses and other current assets                                        145,770          145,770         642,881
                                                                              -------------    -------------   -------------
   Total current assets                                                         26,499,581        8,999,581      17,178,684
                                                                              -------------    -------------   -------------

Plant and equipment, net                                                         2,768,318        2,768,318       1,931,786
Intangible and other assets, net                                                   603,600          603,600         360,598

                                                                              -------------    -------------   -------------
                                                                               $29,871,499      $12,371,499     $19,471,068
                                                                              =============    =============   =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                          4,077,095        4,077,095       4,041,215
  Deferred contract revenue                                                      3,043,550           43,550       5,779,059
                                                                              -------------    -------------   -------------
    Total current liabilities                                                    7,120,645        4,120,645       9,820,274
                                                                              -------------    -------------   -------------

Long-term debt                                                                     619,978          619,978               -
Other long-term obligations                                                      2,123,489        2,123,489               -


Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 7,500,000 shares
    Series A convertible preferred stock - 540,000 shares authorized;
        none and 260,000 shares issued and outstanding in 1995 and 1994,
        respectively (liquidation value $10 per share)                                   -                -           2,600
    Series B convertible preferred stock - 350,000 shares authorized;
       35,000 and none shares issued and outstanding in 1995 and 1994,
        respectively (liquidation value $20 per share)                                 350              350               -
    Common stock, par value $.01 per share; authorized 42,000,000 shares;
        issued pro forma - 6,921,939 shares, actual - 5,978,542 and
        4,256,767 in 1995 and 1994, respectively                                    69,219           59,785         212,838
  Additional paid-in capital                                                   114,834,010      105,343,444      86,033,915
  Accumulated deficit                                                          (93,878,279)     (98,878,279)    (75,554,683)
  Foreign currency translation adjustment                                          270,867          270,867         244,904
  Treasury stock, at cost ( 36,156 shares in 1995 and 1994 )                    (1,288,780)      (1,288,780)     (1,288,780)
    Total stockholders' equity                                                  20,007,387        5,507,387       9,650,794
 Commitments and contingencies
                                                                              -------------    -------------   -------------
                                                                               $29,871,499      $12,371,499     $19,471,068
                                                                              =============    =============   =============


See accompanying notes to consolidated financial statements.

                         ECOGEN INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               TEN MONTHS
                                                        YEAR ENDED                ENDED                YEAR ENDED
                                                       OCTOBER 31,             OCTOBER  31,           DECEMBER 31,
                                                           1995                   1994                    1993
                                                           ----                   ----                    ----
Revenues:
  Product sales, net                                     $9,135,203             $8,549,523              $7,151,455
  Contract revenue                                        2,299,822             10,412,213              11,775,892
  License income                                            -                      200,000                 205,000
  Interest and other income                                 555,935                663,612                 519,472
                                                      ---------------         --------------          --------------

   Total revenues                                        11,990,960             19,825,348              19,651,819
                                                      ---------------         --------------          --------------

Costs and expenses, including related
  party amounts of $1,122,877, $1,086,886
  and $1,487,693:
    Cost of products sold                                 5,507,641              5,890,670               5,636,993
    Research and development:
     Funded by third parties                              1,673,617              5,985,066               6,762,878
     Self funded                                          7,277,224              3,292,939               5,332,940
    Selling, general and administrative                  10,671,572              9,249,277               9,821,243
    Special charges                                      10,184,502                -                     3,956,075
                                                      ---------------         --------------          --------------

   Total costs and expenses                              35,314,556             24,417,952              31,510,129
                                                      ---------------         --------------          --------------


NET LOSS                                               ($23,323,596)           ($4,592,604)            (11,858,310)
                                                      ===============         ==============          ==============

NET LOSS PER COMMON SHARE                                    ($4.34)                ($1.24)                 ($3.39)
                                                      ===============         ==============          ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                                      5,373,000              3,715,000               3,495,000
                                                      ===============         ==============          ==============





 See accompanying notes to consolidated financial statements.

                         ECOGEN INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 YEAR ENDED OCTOBER 31, 1995, TEN MONTHS ENDED OCTOBER 31, 1994 AND YEAR ENDED
                              DECEMBER 31, 1993

                                                               CONVERTIBLE                      ADDITIONAL
                                                                PREFERRED        COMMON          PAID-IN          ACCUMULATED
                                                                  STOCK          STOCK           CAPITAL            DEFICIT
                                                                  -----          -----           -------            -------
BALANCE JANUARY 1, 1993                                            $5,000        $173,400      $78,890,154       ($59,103,769)
Issuance of 182,600 warrants in connection
  with research agreement                                               -               -        1,597,750                  -
Issuance of 43,218 shares of common stock in
  connection with license and research agreements                       -           2,161        1,120,484                  -
Issuance of 38,034 shares of common stock
  upon exercise of stock options and warrants                           -           1,902          137,069                  -
Conversion of 240,000 shares of Series A
  preferred stock to common stock                                  (2,400)          2,400                -                  -
Foreign currency translation                                            -               -                -                  -
Net loss                                                                -               -                -        (11,858,310)
                                                                ----------      ----------    -------------     --------------
BALANCE DECEMBER 31, 1993                                          $2,600        $179,863      $81,745,457       ($70,962,079)
Issuance of 494,773 shares of common stock
  upon exercise of stock options and warrants                           -          24,738            4,051                  -
Issuance of 10,000 shares of common stock
  in connection with consulting agreement                               -             500          248,875                  -
Private placement of 70,000 shares of common
 stock, net of issuance costs                                           -           3,500        1,828,928                  -
Private placement of 83,640 shares of common
 stock and 83,640 warrants, net of issuance costs                       -           4,182        2,437,621                  -
Issuance of 9,594 shares of common
 stock in connection with license agreement                             -             480          191,408                  -
Cancelled subscription of 8,500 shares of
 common stock                                                           -            (425)        (422,425)                 -
Foreign currency translation                                            -               -                -                  -
Net loss                                                                -               -                -         (4,592,604)
                                                                ----------      ----------    -------------     --------------
BALANCE OCTOBER 31, 1994                                           $2,600        $212,838      $86,033,915       ($75,554,683)

Issuance of 822,240 shares of common
 stock in connection with ETech exchange offer                          -          41,112       11,264,687                  -
Issuance of 129,015 shares of common stock
 upon exercise of stock options and warrants                            -           6,451        1,240,139                  -
Issuance of 723,750 shares of common stock
 in connection with private placements, net                             -          36,187        5,794,931                  -
Issuance of 5,517 shares of common stock
 in connection with a research agreement                                -             275           96,279                  -
Conversion of 260,000 shares of Series A
 preferred stock to common stock                                   (2,600)          2,600                -                  -
Issuance of 35,000 shares of Series B convertible
 preferred stock in connection with a private placement, net          350               -          673,815                  -
One-for-five reverse stock split                                        -        (239,678)         239,678                  -
Foreign currency translation                                            -               -                -                  -
Net loss                                                                -               -                -        (23,323,596)
                                                                ----------      ----------    -------------     --------------
BALANCE OCTOBER 31, 1995                                             $350         $59,785     $105,343,444       ($98,878,279)
                                                                ==========      ==========    =============     ==============
                                                                   EQUITY                           TREASURY
                                                                 ADJUSTMENT           SUB-            STOCK
                                                              FOREIGN CURRENCY     SCRIPTIONS          AT
                                                                 TRANSLATION       RECEIVABLE         COST              TOTAL
                                                                 -----------       ----------         ----              -----
Balance January 1, 1993                                               $212,119      ($422,850)      ($1,288,780)      $18,465,274
Issuance of 182,600 warrants in connection
  with research agreement                                                    -              -                 -         1,597,750
Issuance of 43,218 shares of common stock in
  connection with license and research agreements                            -              -                 -         1,122,645
Issuance of 38,034 shares of common stock
  upon exercise of stock options and warrants                                -              -                 -           138,971
Conversion of 240,000 shares of Series A
  preferred stock to common stock                                            -              -                 -                 -
Foreign currency translation                                            29,504              -                              29,504
Net loss                                                                     -              -                 -       (11,858,310)
                                                                     ----------    -----------     --------------    -------------
Balance December 31, 1993                                             $241,623      ($422,850)      ($1,288,780)       $9,495,834
Issuance of 494,773 shares of common stock
  upon exercise of stock options and warrants                                               -                 -            28,789
Issuance of 10,000 shares of common stock
  in connection with consulting agreement                                    -              -                 -           249,375
Private placement of 70,000 shares of common
 stock, net of issuance costs                                                -              -                 -         1,832,428
Private placement of 83,640 shares of common
 stock and 83,640 warrants, net of issuance costs                            -              -                 -         2,441,803
Issuance of 9,594 shares of common
 stock in connection with license agreement                                  -              -                 -           191,888
Cancelled subscription of 8,500 shares of
 common stock                                                                -        422,850                                   -
Foreign currency translation                                             3,281              -                 -             3,281
Net  loss                                                                    -              -                 -        (4,592,604)
                                                                     ----------    -----------     --------------    -------------
Balance October 31, 1994                                              $244,904             $0       ($1,288,780)       $9,650,794

Issuance of 822,240 shares of common
 stock in connection with ETech exchange offer                               -                                -        11,305,799
Issuance of 129,015 shares of common stock
 upon exercise of stock options and warrants                                 -                                -         1,246,590
Issuance of 723,750 shares of common stock
 in connection with private placements, net                                  -                                -         5,831,118
Issuance of 5,517 shares of common stock
 in connection with a research agreement                                     -                                -            96,554
Conversion of 260,000 shares of Series A
 preferred stock to common stock                                             -                                -                 -
Issuance of 35,000 shares of Series B convertible
 preferred stock in connection with a private placement, net                 -                                -           674,165
One-for-five reverse stock split                                             -                                -                 -
Foreign currency translation                                            25,963                                -            25,963
Net loss                                                                     -                                -       (23,323,596)
                                                                     ----------    -----------     --------------    -------------
Balance October 31, 1995                                              $270,867             $0       ($1,288,780)       $5,507,387
                                                                     ==========    ===========     ==============    =============

See accompanying notes to consolidated financial statements

                         ECOGEN INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            TEN MONTHS
                                                         YEAR ENDED            ENDED           YEAR ENDED
                                                        OCTOBER 31,         OCTOBER 31,       DECEMBER 31,
                                                            1995                1994              1993
                                                            ----                ----              ----
Cash flows from operating activities:
 Net loss                                                ($23,323,596)        ($4,592,604)     ($11,858,310)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Noncash portion of special charges                     9,717,737                             1,597,750
     Depreciation and amortization expense                    613,965             423,300           874,178
     Foreign currency transaction (gain) loss                  16,940             (33,452)           56,673
     Changes in operating assets and liabilities,
      net of effects from acquisitions/dispositions:
        (Increase) decrease in inventory                      250,501          (2,982,188)           24,691
        (Increase) decrease in contract
         and trade receivables, net                           476,136             (86,206)          139,151
        (Increase) decrease in contract receivable
         from Ecogen Technologies I Incorporated                    -           2,253,872        (1,945,604)
        (Increase) decrease in prepaid expenses
         and other current assets                            (344,130)           (117,648)          205,429
        (Increase) decrease in intangible
         and other assets                                    (189,564)              7,850            (7,454)
        Increase in accounts payable and
         accrued expenses                                     382,756             344,727           853,606
        Increase (decrease) in deferred contract
         revenue                                           (2,255,508)         (2,900,646)        5,365,089
                                                        ---------------       -------------     -------------
  Net cash used in operating activities                   (14,654,763)         (7,682,995)       (4,694,801)
                                                        ---------------       -------------     -------------

Cash flows from investing activities:
  Proceeds from maturities of temporary
   investments                                                734,285           1,522,056        15,626,144
  Purchase of temporary investments                                 -          (1,456,341)       (4,842,439)
  Purchase of plant and equipment                            (930,852)           (446,291)       (1,170,122)
  Net cash change from disposition                         (3,270,274)                  -                 -
                                                        ---------------       -------------     -------------
  Net cash provided by (used in) investing activities      (3,466,841)           (380,576)        9,613,583
                                                        ---------------       -------------     -------------

Cash flows from financing activities:
  Proceeds from sale of common stock, warrants
   and convertible preferred stock, net of
   issuance costs                                           7,751,873           4,303,020           138,971
  Proceeds from issuance of long term debt                    154,000                   -                 -
  Cash received from ETech investors                        4,015,732                   -                 -
                                                        ---------------       -------------     -------------
  Net cash provided by financing activities                11,921,605           4,303,020           138,971
                                                        ---------------       -------------     -------------







                                    F-5                             (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                                                          TEN MONTH
                                                                     YEAR ENDED             ENDED            YEAR ENDED
                                                                     OCTOBER 31,         OCTOBER 31,        DECEMBER 31,
                                                                        1995                 1994               1993
Effect of foreign exchange rate changes on cash                       (138,863)          $1,053,898           ($143,195)
                                                                   -------------         ------------       ------------
Net increase (decrease) in cash and cash equivalents                (6,338,862)          (2,706,653)          4,914,558

Cash and cash equivalents, beginning of period                       8,094,075           10,800,728           5,886,170
                                                                   -------------         ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $1,775,213           $8,094,075         $10,800,728
                                                                   =============         ============       ============




SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
     Interest                                                           $7,859               $8,178              $8,221
     Income taxes                                                            -                 -                   -


NONCASH INVESTING AND FINANCING ACTIVITIES:

   In 1995 debt totalling approximately $466,000 was incurred by the Company for the acquisition of production equipment.

   In 1994, the Company issued 489,706 shares of common stock in connection with the exercise of warrants on a net issuance method in which 389,706 shares of common stock were surrendered.

   In 1995, 1994 and 1993, the Company issued 5,517, 9,594 and 43,218 shares of common stock, respectively, in connection with a research and development and cross-licensing agreement with CSIRO.

   In 1994, the Company issued 10,000 shares of common stock in connection with a consulting agreement.

   In 1994, subscriptions receivable aggregating $422,850 were eliminated against paid-in capital as the underlined shares or retired upon foreclosure.


   In 1993, the Company issued common stock to satisfy a $997,500 obligation to issue common stock outstanding as of December 31, 1992, in connection with a research and development agreement with 3A.

   In 1995 and 1993, holders of the Company's Series A convertible preferred stock converted 260,000 and 240,000 shares of preferred stock, respectively, to shares of common stock.

   See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                October 31, 1995 and 1994 and December 31, 1993


(1) Summary of Significant Accounting Policies

    Organization and Business Activities:
         The consolidated financial statements include the accounts of Ecogen Inc. ("Ecogen or the Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. During fiscal 1995, Ecogen acquired an approximately 70% interest in Ecogen Technologies I, Inc. (ETech)
         (see note 6).

         The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. The Company has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved could be sustained on a continuing basis. Further, the Company's future operations are dependent on the success of the Company's commercialization efforts and market acceptance of the Company's products.

    Fiscal year end:
         In December 1994, the Company changed its year end from a calendar year end to a fiscal year ending October 31. Accordingly, the accompanying consolidated financial statements include a balance sheet at October 31, 1995 and 1994 and statements of operations, cash flows and stockholders' equity for the year ended October 31, 1995, for the ten months ended October 31, 1994 and for the year ended December 31, 1993.

    Inventory:
         Inventory is stated at the lower of cost, as determined by the average cost method, or net realizable value.

    Plant and equipment:
         Plant and equipment are recorded at cost. Depreciation is computed by utilizing an accelerated method over the estimated useful lives of the related assets which range from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term.

    Research and development:
         All research and development costs are charged to operations as incurred.

    Revenue recognition:
         Revenue from research and development contracts is recognized in accordance with the terms of the respective contracts. Revenue from certain contracts is recognized on a pro-rata basis over the life of the contract. Related contract costs are generally incurred ratably over the contract term. Revenue from achievement of milestone events is recognized when all parties concur that the scientific results and/or milestones stipulated in the agreement have been met. Revenue from time and materials contracts is recognized in the period in which the related services have been rendered and costs incurred by the Company. Revenue recognized in the accompanying consolidated statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

         Revenues from product sales are recognized upon shipment and passage of title to the customer.

                         ECOGEN INC. AND SUBSIDIARIES

1) Summary of Significant Accounting Policies, cont.

    Concentration of credit risk:
         The Company's product sales are made primarily to distributors of agricultural products located predominantly in North America. The Company does not generally require collateral or other security to ensure collection of trade receivables, except for certain international sales, where letters of credit are generally obtained.

    Intangible and other assets:
         Intangible and other assets include purchased proprietary technology, patents, license fees and cost in excess of net assets acquired. Amounts capitalized are amortized over their estimated useful lives which range from 2.5 years to 15 years. Technology acquired that is still in the research and development stage is charged to operations. Amortization expense on intangible assets amounted to $135,631 in 1995, $118,761 in fiscal 1994, and $165,239 in 1993.

    Cash and cash equivalents:
         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents.
         Cash equivalents consist primarily of U.S. Government obligations, commercial paper and foreign money market accounts and are carried at cost which approximates market value.

    Temporary investments:
         Temporary investments consist of U.S. Government obligations and commercial paper with original maturities greater than three months and are carried at cost which approximates market value. The Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. Adoption of FAS 115 had no material impact on the Company's consolidated financial position or results of operations.

    Net loss per common share:
         Net loss per common share is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive.

    Foreign currency translation:
         Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates while related income and expenses are translated at rates which approximate the exchange rates prevailing during the year. The resulting adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains (losses) are charged to operations as incurred and amounted to ($16,940) in 1995, $33,452 in fiscal 1994, ($56,673) in 1993.

    Income Taxes:
         The Company accounts for income taxes under Financial Accounting Standards No. 109 (FAS 109) "Accounting for Income Taxes". Under the asset and liability method of FAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under FAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

                          ECOGEN INC. AND SUBSIDIARIES

1) Summary of Significant Accounting Policies, cont.

    Reclassification:
         Certain amounts contained in the 1994 and 1993 consolidated financial statements have been reclassified to conform to the 1995 presentation.

    Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(2) Inventory

         Inventory consists of the following components as of October 31, 1995 and 1994:

                                                                      1995                       1994
                                                                      ----                       ----
           Raw materials and packing supplies                     $  1,782,565                 $1,417,276
           Work in process                                           2,323,434                  1,391,912
           Finished goods                                            2,239,453                  3,786,765
                                                                  ------------                 ----------
                                                                  $  6,345,452                 $6,595,953
                                                                  ------------                 ----------

(3) Plant and Equipment

         Plant and equipment consist of the following components as of October 31, 1995 and 1994:

                                                                                      1995              1994
                                                                                      ----              ----
                   Manufacturing and laboratory equipment                          $4,048,146        $3,612,386
                   Office furniture and equipment                                     865,215           972,747
                   Leasehold improvements                                           2,109,154         2,128,637
                   Construction in progress                                           910,482                 -
                                                                                      -------         ---------
                                                                                    7,932,997         6,713,770
                   Less accumulated depreciation
                   and amortization                                                (5,164,679)       (4,781,984)
                                                                                  -----------       -----------
                                                                                   $2,768,318        $1,931,786
                                                                                  ===========       ===========

(4) Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following components as of October 31, 1995 and 1994:

                                                 1995                    1994
                                                 ----                    ----
         Trade accounts payable             $ 2,560,696              $ 1,605,750
         License fees                           200,000                  200,000
         Payroll costs                          503,488                  851,818
         Professional fees                      172,888                  219,689
         Other                                  640,023                1,163,958
                                                -------                ---------
                                            $ 4,077,095              $ 4,041,215
                                             ==========               ==========

                          ECOGEN INC. AND SUBSIDIARIES

(5) Long-term Debt

         During 1995 the Company received approval from the Israeli government to provide financing for 70% of the cost of scale-up of a manufacturing facility in Israel and certain working capital and research and development financing for a three-year period up to a maximum loan balance of $1.6 million. The equipment loan component of $.5 million will be payable over a 7 year period, with the first two years being interest only at a rate of 5.625% (linked to the Israeli CPI index) and the working capital financing of $1.1 million will be payable over five years with the first three years being interest only. The interest rate on the working capital loan is Israeli prime (currently 15%) +3.275%. The program also includes a grant of $.3 million. The Israeli government will guarantee 85% of the amount financed. To date, the Company has borrowed approximately $154,000 on the Israeli line of credit. Principal payments of approximately $78,000 and $76,000 are due in 1999 and 2000 respectively.

         Further, the Company obtained a $2.0 million line of credit to be used for leasing of production equipment. To date, the Company has borrowed approximately $466,000 under the line of credit. The Company is required to pay interest only until all of the equipment is ready for use at which time the notes will be converted to a capital lease obligation. The Company expects the lease to be in place in early 1996, and the lease facility will require a 15% security deposit.

(6) Ecogen Technologies I Incorporated

         In 1992 and 1993, Ecogen Technologies I Incorporated, a corporation organized by, but not at that time affiliated with, the Company, completed a private placement of 300 units for $10,000 per Unit
         (ETech Units), each consisting of four shares of common stock of ETech and 2,000 warrants expiring June 1998, each to purchase one share of common stock of the Company at a per share purchase price of $43.75. Purchasers of the ETech Units paid 20% of the purchase price for the ETech Units at the time of closing, with the balance of the purchase price payable in three installments over a two-year period. The placement agent for the ETech financing received commissions amounting to $2,322,750 from this private placement and was issued warrants to purchase 60,000 shares of the Company's common stock at $43.75 per share. The fair value, as determined by an independent investment banker, of the warrants issued to ETech investors and the placement agent was charged to operations as part of the special charge for warrants issued for research.

         During 1995, the Company acquired approximately 70% of the outstanding stock of ETech pursuant to which the Company issued 822,240 shares of its common stock having a market value of approximately $11.3 million. The acquisition of approximately 70% of ETech was accounted for under the purchase method of accounting and in fiscal 1995 the Company recorded approximately $9.1 million as a special charge to operations for the value of in-process research and development acquired from ETech. Market feasibility and acceptance has not yet been established with respect to the ETech research programs and there is no assurance that the Company will be successful in its commercialization efforts.

         Effective October 1, 1994, the Company discontinued recording contract revenue and management fees under the ETech agreements because it was the Company's intention to initiate an exchange offer for 20% or more of the ETech shares. Subsequent to October 1, 1994, ETech collected from investors participating in the Exchange Offer and remitted to the Company approximately $3.0 million of payments under the ETech Investor Notes. As a result of the acquisition, effective January 1, 1995, ETech's consolidated financial statements are consolidated with those of the Company resulting in the Company recording 100% of the research and development expenses of ETech programs and reflecting any payments from ETech investors, subsequent to the Exchange Offer, as a long-term obligation. At October 31, 1995 approximately $1.6 million had been recorded as a long-term obligation for cash received from ETech investors not electing to exchange their ETech shares for the Company's shares. The Company assumed the obligation to fund the final installment ($1.6 million) for those units participating in the exchange.

                          ECOGEN INC. AND SUBSIDIARIES

(6) Ecogen Technologies I Incorporated, cont.

         ETech was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by the Company to subsidiaries of ETech. Pursuant to research and development agreements between Ecogen and each of the subsidiaries of ETech, Ecogen is conducting research, development and testing on the technology licensed to the subsidiaries of ETech in exchange for receiving reimbursement from ETech equal to Ecogen's development costs, as defined, plus a research management fee equal to 3.89% of such costs. Further, pursuant to a services agreement ETech pays the Company a management fee equal to 5.75% of ETech's program subsidiaries' fully burdened costs. It is anticipated that the work Ecogen is performing will utilize substantially all of the net proceeds from the sale of the ETech Units. During 1993, the Company earned contract revenue and management fees of $8,118,000 and $717,000, respectively from ETech. During fiscal 1994, the Company earned contract revenue and management fees of $6,844,000 and $731,000, respectively.

         The following unaudited pro forma results of operations for the years ended October 31, 1995 and 1994 give effect to the acquisition of ETech as though it had occurred on November 1, 1993 instead of December 31, 1994, the effective date of the transaction. The unaudited pro forma results include adjustments to eliminate contract revenue and management fees from Etech and to include all operating expenses of Etech as if Etech was a consolidated subsidiary on November 1, 1993. The following unaudited pro forma results of operations do not include the 1995 nonrecurring charge to operations of approximately $9.1 million ($1.85 per share) for the purchased technology.

                                                            1995                      1994
                                                            ----                      ----
             Total revenues                            $  11,990,960             $  14,450,330
             Net loss                                    (14,403,539)              (15,491,340)
             Net loss per share                               ($2.70)                  ($4 .15)
                                                             =======                  ========

         The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made on November 1, 1993, or the results which may occur in the future.


(7) Research, Development and License Agreements

         During 1991 and 1992 the Company, through Ecogen Europe S.r.l. (Ecogen Europe), a majority owned subsidiary of Ecogen Inc., entered into two long-term research and development agreements with 3A S.r.l. (3A), an Italian corporation. Ecogen Europe was owned 75% by the Company and 25% by 3A. On October 23, 1995 the Company terminated its European research and development agreements with 3A. As part of the transaction, Ecogen transferred its ownership interest in Ecogen Europe to 3A and Ecogen Europe changed its name to Bio Integrated Technology S.r.l. (BIT).

         As a result of the deal, Ecogen is released from the obligation to provide $5.6 million of funding to Ecogen Europe. Further, as part of the transaction, the Company received cash of approximately $1.0 million and 683,202 of its common shares that had been held by Ecogen Europe. The Company licensed to BIT the Company's existing nematode technology for use solely in Europe, Africa and the Middle East ("BIT Territory") and agreed to provide BIT with improvements to certain of its nematode formulation technology. BIT licensed to the Company nematode technology for use outside of BIT's Territory. The Company also licensed to BIT certain of its existing Bt technology principally 12 non-commercialized strains and process and formulation technology solely for use in BIT's Territory. The Company will also pay BIT until the year 2002 a royalty on net sales in BIT's Territory of certain biofungicide products. The Company recorded a gain of approximately $.2 million on the transaction.

                          ECOGEN INC. AND SUBSIDIARIES

(7) Research, Development and License Agreements, cont.

         The following unaudited pro forma results of operations for the years ended October 31, 1995 and 1994 give effect to the acquisition of ETech (note 6) and the disposition of the Company's interest in Ecogen Europe as though it had occurred on November 1, 1993. The unaudited pro forma results include adjustments to eliminate Ecogen Europe's operations including principally contract revenue interest income and research and development expense as if Ecogen Europe was not a consolidated subsidiary on November 1, 1993. The unaudited pro forma results of operations do not include the 1995 non recurring gain of approximately $.2 million ($.04 per share) recorded on the Ecogen Europe transaction and $9.1 million for purchased technology for ETech.


                                           1995                            1994
                                           ----                            ----
             Total Revenues             $10,180,250                       $11,107,242
             Net loss                   (14,348,494)                      (14,107,077)
             Net loss per share              ($2.67)                           ($3.80)

         The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition/disposition been made on November 1, 1993, or the results which may occur in the future.

         In connection with one of the 3A research agreements, the Company had a consulting agreement with a corporation whose president was a director of Ecogen Europe and a former director of the Company. Under this agreement, the Company was obligated to issue 10,000 unregistered shares of common stock as a stock award. The estimated fair value of this stock of $249,375 was recorded as a research agreement expense. Such shares of common stock were issued in 1994. The Company also paid consulting fees to this individual aggregating $75,000 and $100,000 in fiscal 1994 and 1993, respectively.

         Further, in 1994 the Company paid 3A, $132,000 for management fees and facilities costs in Italy.


(8) Preferred Stock

    Series A Convertible Preferred Stock
         During 1995 and 1993, holders converted 260,000 and 240,000 shares respectively, of the Series A convertible preferred stock to common stock in accordance with its terms.

    Series B Convertible Preferred Stock
         In September 1995, the Company raised $.7 million net of expenses from two institutional investors in exchange for 35,000 shares of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Dividends are payable annually in either cash, shares of Series B Preferred Stock or shares of the Company's common stock at the discretion of the Company. Each share of Series B Preferred Stock entitles the holder, to one vote on all matters presented to the Company's stockholders for a vote. At the election of the holder, the Series B Preferred Stock may be converted at various dates to shares of the Company's common stock, subject to adjustments for stock splits and adjustments, at predetermined discounts from the average market price per share over a five day trading period preceding the date of conversion. At any time after September 8, 1996, the Company may elect to convert the shares to common stock. Any time after September 15, 1997, the Company may redeem the Series B Preferred Stock at a predetermined premium to the original issuance price. In the event of liquidation the holders of the Series B Preferred Stock have the right to $20.00 per share plus all accrued and unpaid dividends. Subsequent to October 31, 1995, 17,499 shares of the Company's the Series B Preferred Stock were converted into 68,856 shares of the Company's common stock.

                          ECOGEN INC. AND SUBSIDIARIES

    (8) Preferred Stock, cont.

    Series C Convertible Preferred Stock
         In November 1995, the Company raised $2.8 million net of expenses, from institutional investors in exchange for 122,000 shares of 8% Series C Convertible Preferred Stock (the "Series C Preferred Stock"). Dividends are payable annually or at the time of redemption or conversion in cash, shares of the Company's common stock or shares of Series C Preferred Stock at the discretion of the Company. The Series C Preferred holders have certain limited voting rights. At the election of the holders, pursuant to a predetermined schedule, the Series C Preferred Stock may be converted to shares of the Company's common stock, subject to adjustments for stock splits and adjustments, at predetermined discounts from the average market price per share on the date of conversion. At any time after June 1, 1997, the Company may elect to convert the shares to common stock. At any time after June 11, 1997, the Company may redeem the Series C Preferred Stock at a predetermined premium to the original issuance price. In the event of liquidation the holders of the Series C Preferred Stock have the right to $25.00 per share plus all accrued and unpaid dividends.


(9) Common Stock

         During 1994, the Company raised an aggregate of $1.8 million net of issuance costs from two institutional investors in exchange for 70,000 shares of the Company's common stock. In connection with the transaction, five year warrants to purchase 7,000 shares of the Company's common stock at $29.00 per share were issued.

         In 1994, the Company also completed a private placement consisting of 83,640 shares of common stock and 83,640 warrants, each to purchase one share of common stock at an exercise price of $43.75 per share until January 1998. The Company raised an aggregate of $1.8 million net of issuance costs from this private placement. In connection with the private placement, the placement agent was granted unit purchase options to purchase 8,364 shares of common stock at $35 per share, and 8,364 warrants to purchase one share of common stock at $43.75 per share, expiring in 1998.

         During 1995, the Company raised an aggregate of $7.1 million, net of issuance costs in private placements to institutional investors in exchange for 723,750 shares of the Company's common stock.


(10) Warrants and Other Options

         As of October 31, 1995, the Company had the following warrants and options outstanding and exercisable (excluding stock options issued under the Company's stock option plan - see note 11):

                                                         Price
                                                       range per      Expiration
                                         Shares        Share/unit        Dates
                                         ------        ----------        -----
          Warrants                    1,228,630      $15.00 - 70.00    1995 - 2000
          Unit purchase options          66,528          $50.00        1995 - 1998
          Other options                 132,610      $11.70 - 63.00    1998 - 2003
                                        -------

                                      1,427,768
                                      =========

                          ECOGEN INC. AND SUBSIDIARIES

(10) Warrants and Other Options, cont.

         Subsequent to October 31, 1995, 375,190 warrants at exercise prices from $38.25 to $70.00 expired, and 16,899 unit purchase options at an exercise price of $50.00 expired. Further, subsequent to October 31, 1995, the Company issued 75,077 five year warrants to purchase shares of the Company's common stock at $7.30 per share to the placement agents in connection with the private placement of the Company's securities.


(11) Stock Option Plan

         The Company has a stock option plan (Option Plan) under which the number of shares of common stock which may be granted under the Option Plan can not exceed 800,000 shares. The Option Plan permits the granting of both incentive stock options and nonstatutory stock options. The option price of the shares for incentive stock options cannot be less than the fair market value of such stock at the grant date. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date.

         The status of the Option Plan for the year ended October 31, 1995 and the ten months ended October 31, 1994 and the year ended December 31, 1993 is as follows:


                                                Options Outstanding
                                           -----------------------------
                                                           Price range
                                            Shares          per share
                                            ------          ---------
            Balance January 1, 1993        361,615       $ 6.30 - $65.90
                 Granted                   160,809       $33.15 - $40.55
                 Exercised                  (6,998)      $11.70 - $17.45
                 Canceled                  (17,806)      $11.70 - $53.05
                                          --------
            Balance December 31, 1993      497,620       $ 6.30 - $65.90
                 Granted                    49,840       $32.25 - $36.30
                 Exercised                  (5,067)      $ 6.30 - $35.20
                 Canceled                  (20,976)      $11.70 - $65.90
                                          --------
            Balance October 31, 1994       521,417       $ 6.30 - $65.90
                 Granted                   408,919       $ 6.88 - $32.88
                 Exercised                  (8,437)      $ 7.34 - $12.56
                 Canceled                 (420,439)      $ 7.34 - $65.90
                                          --------
            Balance October 31, 1995       501,460       $ 7.34 - $65.90
                                           =======       ===============

                 Options exercisable at
                 October 31, 1995          350,454       $ 6.30 - $53.55
                                           =======       ===============

         Subsequent to October 31, 1995, 197,360 stock options were granted at an exercise price ranging from $5.94 to $7.19 per share and 19,215 options were canceled at exercise prices ranging from $6.30 to $53.55.

         In addition, during fiscal 1995, employees were given the right to exchange 290,079 options at exercise prices from $32.30 to $65.88 for new options at an exercise price of $10.94, the fair market value at the grant date for the exchange right. The new options are not exercisable until the later of November 13, 1995 or the exercisable date of the option exchanged. Accordingly, options to purchase 290,079 shares were canceled and an equal number of new options were issued, which is reflected in the table above.

                          ECOGEN INC. AND SUBSIDIARIES

(12)   Geographic Area and Related Information

         The Company's operations consist primarily of the research, development and marketing of biopesticide and related products, which constitutes one industry segment. Information with respect to the Company's operations by geographic area for fiscal year ended October 31, 1995, ten months ended October 31, 1994 and calendar 1993 is as follows:

                                                       1995                 1994                 1993
                                                       ----                 ----                 ----
             Revenues:
                 United States:
                 Unaffiliated customers            $  9,940,018        $   15,744,243      $  15,501,472
                 Transfers to other
                   geographic areas                     826,537             1,253,064          2,610,313
                                                        -------             ---------
                                                     10,766,555            16,997,307         18,111,785
                                                     -----------           ----------         ----------
                 Europe:
                     Unaffiliated customers           1,810,710             2,728,301          1,929,332
                     Transfers to other
                       geographic areas                      -                     -             180,000
                                                      1,810,710             2,728,301          2,109,332
                                                      ---------             ---------          ---------
                 Other:
                     Unaffiliated customers             240,232             1,352,804          2,221,015

                 Eliminations and adjustments          (826,537)           (1,253,064)        (2,790,313)
                                                       --------            ----------         ----------

                 Total revenues                     $11,990,960         $  19,825,348        $19,651,819
                                                     ==========            ==========        ===========

             Operating income (loss):
                 United States                   $  (20,843,428)        $  (4,931,039)    $  (11,546,760)
                 Europe                                (291,721)              140,772            168,853
                 Other                               (1,361,910)             (630,144)          (333,492)
                 Eliminations and adjustments          (826,537)              827,807           (146,911)
                                                       --------               -------           --------

                 Total operating loss              $(23,323,596)          $(4,592,604)      $(11,858,310)
                                                   ============           ===========       ============

             Identifiable assets:
                 United States                    $  17,707,976         $  16,907,573      $  17,926,598
                 Europe                                      -              7,159,233          6,703,095
                 Other                                  482,590               836,529            925,671
                 Eliminations and adjustments        (5,819,067)           (5,432,267)        (4,278,049)
                                                    -----------             ---------          ---------

                 Total identifiable assets          $12,371,499           $19,471,068        $21,277,315
                                                    ===========           ===========        ===========

         Of the $9,940,018, $15,744,243 and $15,501,472 United States revenue from unaffiliated customers in 1995, 1994 and 1993 respectively, $1,433,084, $2,179,315 and $3,481,787 were export revenue from the following geographic areas:

                                                   1995                  1994                1993
                                                   ----                  ----                ----
         Europe                                    $954,398            $1,571,809         $2,397,820
         Other                                      478,686               607,506          1,083,967
                                                    -------               -------          ---------
                                                 $1,433,084            $2,179,315         $3,481,787
                                                ===========            ==========         ==========

                          ECOGEN INC. AND SUBSIDIARIES

(13)   Income Taxes

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of October 31, 1995 and 1994 are presented below:

                                                                   1995                     1994
                                                                   ----                     ----
            Deferred tax assets:
                Purchased research, development and
                  investment in affiliated companies            $10,380,000             $ 6,579,000
                Net operating loss carryforwards                 20,608,000              17,286,000
                Research experimentation credit
                  carryforward                                    2,414,000               2,164,000
                Other                                             1,166,000                 835,000
                                                                  ---------                 -------

                    Total gross deferred tax assets              34,568,000              26,864,000

                Less valuation allowance                         34,337,000              26,636,000
                                                                 ----------              ----------

                    Net deferred tax assets                         231,000                 228,000
                                                                    =======                 =======

            Deferred tax liabilities:
                Furniture, equipment, and leasehold
                improvements, principally due to
                differences in depreciations                       (231,000)               (228,000)
                                                                   --------               ---------

                Total gross deferred tax
                  liabilities                                      (231,000)               (228,000)
                                                                   --------                 -------

                Net deferred taxes                                        -                       -
                                                                   ========                ========

         At October 31, 1995, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $60,612,000 which are available to offset future Federal taxable income, if any, through 2010. The Company also has research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $2,414,000 which are available to reduce future Federal income taxes, if any through 2010. The Company's ability to use such net operating loss and research and experimental credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.


(14) Commitments and Other Matters

         Leases:
             The Company leases its facilities and certain equipment and automobiles under various noncancellable operating leases. Rental expense charged to operations aggregated approximately $816,000, $721,000 and $639,000, for the year ended October 31, 1995, for the ten months ended October 31, 1994 and for the year ended December 31, 1993, respectively.

         Minimum lease payments under noncancelable leases for the years subsequent to October 31, 1995 are as follows:

                                                           Operating
                                                             Leases
                                                             ------
                        1996                              $  447,000
                        1997                                 407,000
                        1998                                 353,000
                        1999                                 341,000
                        2000                                 140,000
                                                             -------

         Total minimum lease payments                     $1,688,000
                                                          ==========

                          ECOGEN INC. AND SUBSIDIARIES

(14) Commitments and Other Matters, cont.

         Special Charges:
              Special charges consist of the following:


                                                               Year Ended               Year Ended
                                                              October 31,              December 31,
                                                                  1995                     1993
                                                                  ----                     ----
                  Purchased technology                          9,143,002                  350,000
                  Restructuring costs                           1,041,500                        -
                  Warrants issued for research                          -                1,597,750
                  Bt repositioning charge                               -                2,008,325

                                                               ----------                ---------

                                                               10,184,502                3,956,075
                                                               ==========                =========

         In 1995 the Company recorded a special charge for purchased technology resulting from the acquisition of a majority interest in ETech. Also in 1995, restructuring costs represent amounts incurred in connection with the shut down of Ecogen Australia and personnel reductions at the Company, including agreements with a former officer and director of the Company, and a former officer and current director. Included in severance costs are $364,500, $174,500 and $174,500 which will be due in 1996, 1997 and 1998, respectively. Such amounts are included in accounts payable and accrued expenses and other long-term obligations on the accompanying consolidated balance sheet at October 31, 1995.

         During 1993, the Company incurred a special marketing charge amounting to $2,008,325 in connection with the repositioning of its Bt product line, and recorded a special charge of $1,597,750 for the cost of warrants issued in connection with the ETech research and development agreement.

    Other:
         Sales derived from one customer aggregated 15% of total revenues in 1995. Sales derived from another customer aggregated 10% of total revenues in 1994. Contract revenues derived from one entity aggregated 35% and 41% of total revenues in 1994 and 1993, respectively. Contract revenues derived from another entity aggregated 11% of total revenues in 1995 and 1993, respectively.


(15) Profit Sharing 401(k) Plan

         Effective January 1, 1988, the Company established a 401(k) Profit Sharing Plan (the 401(k) Plan) which covers substantially all employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company contributes 50% of the employees' contributions, subject to a maximum equal to 6% of the employees compensation. The matching Company contribution vests over a five-year period. The Company contributed approximately $126,000, $127,000, and $136,000 to the 401(k) Plan in 1995, fiscal 1994 and 1993, respectively.


(16) Related Party Transactions

         A Director, elected subsequent to October 31, 1995, is a partner of a law firm that has acted as legal counsel to the Company. The Company paid fees of $668,234, $566,550 and $674,374 to this law firm during fiscal 1995, ten months ended October 31, 1994 and year ended 1993, respectively.

                          ECOGEN INC. AND SUBSIDIARIES

(16)   Related Party Transactions, cont.

         The Company has engaged an advertising agency, whose principal is the son of the Company's former Chairman and a Company director. Fees to this agency aggregated approximately $932,000, $621,000 and $909,970 in fiscal 1995, the months ended October 31, 1994 and calendar 1993, respectively.

         In 1994 and 1993, the Company had a consulting agreement with a company that is affiliated with a former director of Ecogen and Ecogen Europe for administration services provided to Ecogen Europe. Fees paid under this agreement aggregated $60,000 in 1994 and 1993.

         Management believes that all transactions with related parties were conducted on an arm's-length basis.


(17)   Subsequent Events

         Monsanto Transaction
              On January 24, 1996 the Company entered into an agreement with Monsanto Company (Monsanto) for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis (Bt) technology for in plant applications (collectively, the "Monsanto Transaction"). The transaction includes the acquisition by Monsanto of certain rights inthe Company's Bt technology for an aggregate purchase price of $5.0 million in cash which will be recorded as other revenue in the first quarter of 1996, the sale by the Company to Monsanto of 943,396 shares of Common Stock at $10.60 per share for an aggregate purchase price of $10.0 million in cash (the Common Stock Sale), and a four year research and development collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $3.0 million was paid in advance and recorded as deferred contract revenue. Such contract revenue will be recorded as earned under the terms of the agreement.

              Under the terms of the agreement, Monsanto purchased $10 million of the Company's Common Stock at $10.60 per share of which $7.3 million was received on January 24, 1996 and $2.7 million was received on January 29, 1996. As part of the agreement, Monsanto has agreed to maintain its ownership position during the term of the research and development agreement and Monsanto is prohibited, during the first three years following the closing, from acquiring more than 25% of the Company's voting stock without the Company's consent. Monsanto was granted certain demand and piggyback registration rights with respect to its shares. In addition, Monsanto has a right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company.

         Reverse Stock Split
              On January 29, 1996 the shareholders approved an amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which effected a one-for-five reverse split (the "Reverse Split") of the Company's outstanding shares of common stock. All references to numbers of shares, weighted averages shares and loss per share amounts except shares authorized, have been retroactively restated to give effect to the stock split.

                          ECOGEN INC. AND SUBSIDIARIES

(17)   Subsequent Events, cont.

         Unaudited Pro Forma Consolidated Balance Sheet
              The unaudited pro forma consolidated balance sheet presented is based upon the Company's historical consolidated balance sheet at October 31, 1995 after giving effect to the $17.5 million of cash received net of transaction costs, of which $3.0 million is deferred contract revenue. The historical accumulated deficit at October 31, 1995 includes an adjustment of $5.0 million of other income associated with the transaction which will be recorded in the first quarter of 1996. The unaudited pro forma consolidated balance sheet should be read in conjunction with the Company's historical consolidated financial statements and accompanying notes thereto.

                                                                   Schedule VIII
                          ECOGEN INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

 YEAR ENDED OCTOBER 31, 1995, TEN MONTHS ENDED OCTOBER 31, 1994 AND YEAR ENDED
                               DECEMBER 31, 1993


               Column A                      Column B                   Column C                   Column D            Column E

                                                                        Additions                 Deductions
                                           Balance at       Charged to           Charged to                           Balance at
                                           Beginning        Costs and              Other                                End of
                                           of Period         Expenses             Accounts                              Period
1995:
Allowance for doubtful accounts         $        90,000               -                     -           10,000              80,000
Reserve for inventory obsolescence              332,941         575,000                     -          212,121             695,820
                                        ===============        ========           ============       =========           =========
1994:
Allowance for doubtful accounts                  90,000               -                     -                -              90,000
Reserve for inventory obsolescence              470,000         150,000                     -          287,059             332,941
                                        ===============        ========           ============       =========           =========

1993:
Allowance for doubtful accounts                       -          90,000                     -                -              90,000
Reserve for inventory obsolescence                7,025         462,975                     -                -             470,000
                                        ===============        ========           ============       =========           =========

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ECOGEN INC.


                                           By:       /s/ Mary Paetzold
                                                     Mary Paetzold
                                                     Vice President and
                                                     Chief Financial Officer


Dated:  January 29, 1996

                               POWER OF ATTORNEY


                   KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Reilly, Jr. and Mary Paetzold, or any of them, his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

                   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of the 29th day of January, 1996.

Signature                       Title
---------                       -----
/s/ James P. Reilly, Jr.        Chairman, Chief Executive Officer   January 29, 1996
------------------------        and Director (Principal Executive
James P. Reilly, Jr.            Officer)




/s/ Mary  E. Paetzold           Vice President and Chief Financial  January 29, 1996
---------------------           Officer (Principal Financial and
Mary E. Paetzold                Accounting Officer)




/s/ Patrick Owen Burns          Director                            January 29, 1996
----------------------
Patrick Owen Burns



/s/ John E. Davies              Director                            January 29, 1996
------------------
John E. Davies



/s/ Jack D. Early               Director                            January 29, 1996
-----------------
Jack D. Early



/s/ Esteban A. Ferrer, Esquire  Director                            January 29, 1996
------------------------------
Esteban A. Ferrer, Esquire


/s/ Lowell N. Lewis             Director                            January 29, 1996
-------------------
Lowell N. Lewis