Form 10-Q
period 1996-01-31
ECOGEN INC
filed 1996-03-18
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended January 31, 1996
                                         ----------------

                         Commission File number 1-9579
                                                ------


                                  Ecogen Inc.
                                  -----------
             (Exact name of registrant as specified in its charter)




                       Delaware                     22-2487948
            -------------------------------  -----------------------
            (State or other jurisdiction of      (I.R.S. Employer
             incorporation or organization)   Identification Number)




         2005 Cabot Boulevard West, Langhorne, Pennsylvania       19047
         --------------------------------------------------       -----
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
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                Class               Outstanding at March 1, 1996
                -----               ----------------------------

     Common Stock, $.01 par value             7,043,307

                                  ECOGEN INC.


                                     INDEX


                                                               Page
                                                               ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets as of
       January 31, l996 and October 3l, l995. . . . . . . . . .  1

     Unaudited Consolidated Condensed Statements of Operations
       for the three months ended January 31, l996 and l995 . .  2

     Unaudited Consolidated Condensed Statement of Stockholders'
       Equity for the three months ended January 31, l996 . . .  3

     Unaudited Consolidated Condensed Statements of Cash Flows
       for the three months ended January 31, l996 and l995 . .  4

     Notes to Unaudited Condensed Consolidated Financial
     Statements . . . . . . . . . . . . . . . . . . . . . . . .  6

     Item 2 - Management's Discussion and Analysis of Results
              of Operations and Financial Condition . . . . . . 11


PART II - OTHER INFORMATION

     Item 4    - Submission of Matters to a Vote of Security
                 Holders . . . . . . . . . . . . . . . . . . .  14

     Item 6(a) - Exhibits  . . . . . . . . . . . . . . . . . .  14

     Item 6(b) - Reports on Form 8-K . . . . . . . . . . . . .  15

PART 1 - FINANCIAL INFORMATION



                               ECOGEN INC. AND

                                SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS



--------------------------------------------------------------------------------------------------------------------------------

Assets                                                                                         JANUARY 31,          OCTOBER 31,
                                                                                                   1996                 1995

--------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents..............................................................     $17,889,242           $1,775,213
   Inventory..............................................................................       6,999,454            6,345,452
   Contract and trade receivables.........................................................         603,427              733,146
   Prepaid expenses and other current assets..............................................         303,599              145,770
--------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                      25,795,722            8,999,581

Plant and equipment, net                                                                         3,208,012            2,768,318
Intangible and other assets, net                                                                   397,947              603,600

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               $29,401,681          $12,371,499
================================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Accounts payable and accrued expenses..................................................      $3,065,370           $4,077,095
   Deferred contract revenue..............................................................       3,014,400               43,550
--------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                                6,079,770            4,120,645
--------------------------------------------------------------------------------------------------------------------------------

Long-term debt............................................................................         995,280              619,978
Other long-term obligations...............................................................       2,247,368            2,123,489
Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 7,500,000 shares
      Series B convertible preferred stock - 350,000 shares authorized;
          17,501 and 35,000 shares issued and outstanding in 1996 and 1995,
          respectively (liquidation value $20 per share)..................................             175                  350
      Series C convertible preferred stock - 122,000 shares authorized;
          110,000 and none shares issued and outstanding in 1996 and 1995,
          respectively (liquidation value $25 per share)..................................           1,100                    -
   Common stock, par value $.01 per share; authorized 42,000,000 shares;
         issued 7,043,307 shares in 1996 and 5,978,542 shares in 1995.....................          70,433               59,785
   Additional paid-in capital.............................................................     117,652,198          105,343,444
   Accumulated deficit....................................................................     (96,488,761)         (98,878,279)
   Foreign currency translation adjustment................................................         132,898              270,867
   Treasury stock, at cost (36,156 shares in 1996 and 1995)...............................      (1,288,780)          (1,288,780)

--------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                              20,079,263            5,507,387
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                29,401,681           12,371,499
================================================================================================================================




See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


----------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                      1996                     1995
----------------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net.............................................     $707,033                 $1,853,410
  Research contract revenue......................................       73,867                  1,618,120
  License fees and other income..................................    4,813,049                          -
  Interest ......................................................       31,887                     99,229
----------------------------------------------------------------------------------------------------------
     Total revenues                                                  5,625,836                  3,570,759
----------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of product sold...........................................      456,759                  1,206,870
  Research and development:
    Funded by third parties......................................       73,867                    813,362
    Self funded..................................................      947,558                  1,473,731
  Selling, general and administrative............................    1,705,159                  2,326,757
  Special charges................................................            -                  9,147,249
----------------------------------------------------------------------------------------------------------
     Total costs and expenses                                        3,183,343                 14,967,969
----------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $2,442,493               ($11,397,210)
==========================================================================================================

Net income (loss) per common share                                       $0.39                     ($2.45)
==========================================================================================================

Weighted average number of
 common shares outstanding                                           6,052,000                  4,653,000
==========================================================================================================




See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                     Three months ended January 31, 1996


----------------------------------------------------------------------------------------------------------------------

                                                                              CONVERTIBLE                  ADDITIONAL
                                                                               PREFERRED       COMMON        PAID-IN
                                                                                 STOCK         STOCK         CAPITAL
----------------------------------------------------------------------------------------------------------------------
Balance November 1, 1995                                                            $350      $59,785    $105,343,444

Issuance of 122,000 shares of Series C convertible
     preferred stock in connection with a private placement, net  .........        1,220            -       2,792,723

Issuance of 943,397 shares of common stock, net............................            -        9,434       9,507,842

Conversion of 17,499 shares on Series B convertible
     preferred stock to 67,794 shares of common stock......................         (175)         678            (503)

Conversion of 12,000 shares on Series C convertible
     preferred stock to 51,874 shares of common stock......................         (120)         519            (399)

Dividends on preferred stock...............................................            -           17           9,091

Foreign currency translation...............................................            -            -               -

Net income.................................................................            -            -               -

----------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                                          $1,275      $70,433    $117,652,198
======================================================================================================================

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Treasury
                                                                                             Foreign        Stock
                                                                             Accumulated     Currency        at
                                                                               Deficit     Translation      Cost          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1995                                                    ($98,878,279)    $270,867     ($1,288,780)   $5,507,387

Issuance of 122,000 shares of Series C convertible
     preferred stock in connection with a private placement, net  .........            -            -               -     2,793,943

Issuance of 943,397 shares of common stock, net............................            -            -               -     9,517,276

Conversion of 17,499 shares on Series B convertible
     preferred stock to 67,794 shares of common stock......................            -            -               -             -

Conversion of 12,000 shares on Series C convertible
     preferred stock to 51,874 shares of common stock......................            -            -               -             -

Dividends on preferred stock...............................................      (52,975)           -               -       (43,867)

Foreign currency translation...............................................            -     (137,969)              -      (137,969)

Net income.................................................................    2,442,493            -               -     2,442,493

------------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1996                                                    ($96,488,761)    $132,898     ($1,288,780)  $20,079,263
====================================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------------------------------

                                                                                              Three months ended
                                                                                                   January 31,

--------------------------------------------------------------------------------------------------------------------------------

                                                                                           1996                         1995
Cash flows from operating activities:
   Net income (loss)............................................................        $2,442,493                 ($11,397,210)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization expense..................................           108,479                      157,312
         Unrealized foreign currency transaction gain...........................           (14,875)                     (34,606)
         Non cash portion of special charges....................................                 -                    8,878,806
         Loss on sale of plant and equipment....................................                 -                      125,431
    Changes in assets and liabilities, net......................................         1,466,678                   (4,273,534)

--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      4,002,775                   (6,543,801)
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities
      of temporary investments..................................................                 -                      734,285
   Proceeds from plant and equipment............................................                 -                       42,292
   Purchase of plant and equipment..............................................           (74,155)                     (24,021)

--------------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                        (74,155)                     752,556
--------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash received from ETech investors...........................................                 -                    3,555,736
   Net proceeds from issuance of Series C preferred stock.......................         2,793,943                          -
   Net proceeds from issuance of common stock...................................         9,517,276                       42,729

--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               12,311,219                    3,598,465
--------------------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash.................................          (125,810)                     (91,455)
--------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents............................        16,114,029                   (2,284,235)

Cash and cash equivalents, beginning of period..................................         1,775,213                    8,094,075

--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                               $17,889,242                   $5,809,840
--------------------------------------------------------------------------------------------------------------------------------

                                                                     (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



--------------------------------------------------------------------------------------------------------------------------------

                                                                                              Three months ended
                                                                                                   January 31,

--------------------------------------------------------------------------------------------------------------------------------

                                                                                           1996                         1995
    Changes in assets and liabilities, net
    Increase in prepaid expenses and
       other current assets.....................................................         ($157,829)                    ($65,837)
    Increase in inventory.......................................................          (654,002)                    (647,937)
    (Increase) decrease in receivables..........................................           127,885                     (903,630)
    (Increase) decrease in other assets.........................................           205,653                     (230,427)
    Decrease in accounts payable
       and accrued expenses.....................................................        (1,053,758)                    (897,284)
    Increase in other long-term liabilities.....................................            27,879                       16,667
    Increase (decrease) in deferred contract revenue............................         2,970,850                   (1,545,086)


--------------------------------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                                           $1,466,678                  ($4,273,534)
--------------------------------------------------------------------------------------------------------------------------------


Noncash investing and financing activities:

  In the first quarter of 1996 debt totalling approximately $201,000 was incurred by the Company for the acquisition of production equipment.

  In the first quarter of 1996 the Company issued 1,700 shares of common stock as a dividend on the Company's preferred stock.



See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           JANUARY 31, 1996 AND 1995



(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

      ORGANIZATION AND BASIS OF PRESENTATION:

      The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form l0-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 3l, l995 consolidated financial statements and notes thereto.

      The results of operations for the interim period ended January 31, l996 are not necessarily indicative of the operating results for the full year.

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


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                            STATEMENTS, CONTINUED


      NET INCOME (LOSS) PER COMMON SHARE:

      Net income (loss) per common share adjusted for preferred stock dividendS of $52,975 in the quarter ended January 31, 1996, is computed using the weighted average number of shares outstanding during the period. Common Stock equivalents are not included in the computation of weighted average shares outstanding using modified treasury stock method since the effect would be anti-dilutive for both primary and fully diluted earnings per share.

(2)   INVENTORY

      At January 31, l996, inventory consists of raw materials of $1,800,155, work-in-progress of $2,698,365 and finished products of $2,500,934.

(3)   MONSANTO TRANSACTION

      In January 1996, the Company entered into an agreement with Monsanto Company (Monsanto) for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis (Bt) technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction includes (i) the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate purchase price of $5.0 million in cash which was recorded as license and other income in the first quarter of 1996; (ii) the sale by the Company to Monsanto of 943,397 shares of Common Stock at $10.60 per share for an aggregate purchase price of $10.0 million in cash during the first quarter; and (iii) a four-year research and development collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $3.0 million was received in the first quarter of 1996 and was recorded as deferred contract revenue.
      Such contract revenue will be recorded as earned under the terms of the agreement.





                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                 (CONTINUED)


(3) MONSANTO TRANSACTION, CONTINUED

   As part of the agreement, Monsanto has agreed to maintain its ownership position during the term of the research and development agreement and Monsanto is prohibited, during the first three years following the closing, from acquiring more than 25% of the Company's voting stock without the Company's consent, except in certain circumstances primarily related to a change of control of the Company. Monsanto was granted certain demand and piggyback registration rights with respect to its shares. In addition, Monsanto has a right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company except in certain circumstances defined in the applicable agreement.

(4) LONG-TERM DEBT

   The Company has obtained a $2.0 million line of credit to be used for the leasing of production equipment. To date, the Company has borrowed approximately $845,000 under the line of credit. The Company is required to pay interest only until all of the equipment is delivered at which time the notes are converted to a capital lease obligation. The Company expects the lease to be in place in the second quarter of 1996. The lease facility requires a 15% security deposit which has been made.

(5)  STOCKHOLDERS' EQUITY

   In November 1995, the Company raised $2.8 million net of expenses, from institutional investors from the private placement of 122,000 shares of 8% Series C Convertible Preferred Stock (the "Series C Preferred Stock"). Dividends are payable annually or at the time of redemption or conversion in cash, shares of the Company's common stock or shares of Series C Preferred Stock at the discretion of the Company. The Series C Preferred holders have certain limited voting rights. At the election of the holders, pursuant to a predetermined schedule, the Series C Preferred Stock may be converted to shares of the Company's common stock, subject to adjustments for stock splits and other adjustments, at predetermined discounts from the average market price per share on the date of conversion. At any time after June 1, 1997, the Company may elect to convert the shares to common stock. At any time after June 1, 1997, the Company may

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  CONTINUED


(5) STOCKHOLDERS' EQUITY, CONTINUED

   redeem the Series C Preferred Stock at a predetermined premium to the original issuance price. In the event of liquidation the holders of the Series C Preferred Stock have the right to $25.00 per share plus all accrued and unpaid dividends.

   In January 1996 the shareholders approved an amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which effected a one-for-five reverse stock split (the "Reverse Split") of the Company's outstanding shares of common stock. All references to numbers of shares, weighted average shares and loss per share amounts except shares authorized, have been retroactively restated to give effect to the stock split.

   During the first quarter of 1996 the Company issued 119,668 shares of its common stock in exchange for 17,499 and 12,000 shares of the Company's Series B and Series C Convertible Preferred Stock respectively. Also 1,700 shares of the Company's common stock were issued in payment of cumulative dividends at the time of conversion.

(6)  SPECIAL CHARGES

   During 1995, the Company acquired approximately 70% of the outstanding stock of Ecogen Technology I Incorporated ("ETech") pursuant to which the Company issued 822,240 shares of its common stock having a market value of approximately $11.3 million. The acquisition of approximately 70% of ETech was accounted for under the purchase method of accounting and in fiscal 1995 the Company recorded approximately $8.8 million in the first quarter of 1995 as a special charge to operations for the value of in-process research and development acquired from ETech. Market feasibility and acceptance has not yet been established with respect to the ETech research programs and there is no assurance that the Company will be successful in its commercialization efforts.


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  CONTINUED


(6) SPECIAL CHARGES, CONTINUED

   As a result of the acquisition, effective January 1995, ETech's consolidated financial statements are consolidated with those of the Company resulting in the Company recording 100% of the research and development expenses of ETech programs and reflecting any payments from ETech investors, subsequent to the Exchange Offer, as a long-term obligation.

   The special charges recorded in the first quarter of 1995 also included approximately $.3 million relating to the shutdown of Ecogen Australia representing principally severance costs paid during the quarter, loss on disposal of equipment and facilities costs after shutdown of operations through February.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  THREE MONTHS ENDED JANUARY 31, 1996 AND 1995


OVERVIEW

In the first quarter of 1996, total revenues increased 58% to $5.6 million from $3.6 million in the same three month period of 1995. For the first time, the Company recorded a profitable quarter. For the three months ended January 31, 1996, the Company reported net income of $2.4 million compared to a net loss of ($11.4) million in 1995. The 1995 first quarter included special charges of $9.1 million relating to purchased technology from ETech and the shutdown of Ecogen Australia. The net loss per common share improved to net income of $.39 per share in 1996 from a net loss of ($2.45) per share. The favorable results in the first quarter of 1996 were due principally to income associated with the Monsanto Transaction and a 41% reduction in operating expenses.

REVENUES

Total revenues increased 58% in the three months ended January 31, 1996 to $5.6 million from $3.6 million the same three months ended January 31, 1995. Net product sales decreased $1.1 million (62%) in the current quarter as a result of a trend in the industry away from early order programs to selling product closer to the growing season. The 1995 comparable quarter sales were principally early order programs for Condor(R) bioinsecticide in the cotton market. Contract revenue decreased $1.5 million in the current quarter, due primarily to the divestiture of Ecogen Europe. License fees and other income increased $4.8 million as a result of the acquisition by Monsanto of certain rights to the Company's Bt technology.

COSTS AND EXPENSES

Cost of products sold decreased 62% due to the decrease in product sales. Gross margins remained consistent at 35% in 1996 and 1995. Research and development costs decreased $1.3 million or 57% and selling, general and administration expenses decreased .6 million or 27% as a result of the restructuring decisions made by the Company in 1995.

Net loss for the first quarter of 1995 was ($11.4 million) compared to net income of $2.4 million in the same period in 1996. The first quarter of 1995 included special charges of $9.1 million principally related to purchased technology acquired from ETech. The net loss exclusive of special charges was ($2.3) million or ($.48) per share in 1995 compared to net income of $2.4 million or $.39 per share in 1996.

SEASONALITY OF BUSINESS

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season which may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs primarily through private and public offerings of equity securities, research contracts, license fees and product sales.

In January 1996, the Company completed the Monsanto Transaction which resulted in an immediate cash infusion to the Company of $18.0 million including $10 million from the sale of 943,397 shares of the Company's common stock at $10.60 per share. Further, the Company sold 122,000 shares of Series C preferred stock at $25 per share in a private placement to institutional investors for aggregate net proceeds of $2.8 million. In connection with the private placement, the Company issued warrants to purchase 77,877 shares of the Company's common stock at $7.30 per share exercisable for five years.

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the immediate future. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities.

At January 31, 1996, the Company had cash and liquid investments of $17.9 million, a net increase of $16.1 million from October 31, 1995. The increase was due to cash received from the Monsanto Transaction and the preferred stock offering offset by cash expenditures during the current period for operations including cash expended for inventory production and a reduction in accounts payable.

The Company has commitments for capital expenditures totaling approximately $2.1 million for production equipment. The Company obtained a $2.0 million line of credit to be used for the leasing of production equipment. To date, approximately $.8 million has been borrowed under the line of credit.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The increase of $654,000 in inventory during the first quarter of 1995 resulted from production runs for anticipated sales during the agricultural growing season in North America. The decrease of $1.0 million in accounts payable and accrued expenses is due to timing of payments to vendors. The increase in deferred contract revenue of $3.0 million is due to advance payments received from Monsanto for research to be done on certain Bt technology.

PART II - OTHER INFORMATION


Item 4: Submission of Matters to a Vote of Security-Holders

   At a Special Meeting of Stockholders held on January 29, 1996 the stockholders of the Company voted upon a proposal to approve an amendment to the Company's Restated Certificate of Incorporation to effect a reverse split of the Company's outstanding shares of common stock on the basis of one new share of common stock for each five outstanding shares.


                       Votes in favor:      25,950,389
                       Votes against:        1,167,447
                       Abstensions:            151,965
                       Broker non-votes:           N/A



Item 6(a)    Exhibits

Exhibit No.  Description
-----------  -----------

3.1          Restated Certificate of Incorporation of Ecogen
             Inc.

10.121       Research and Development Agreement between the
             Company and Monsanto Company dated as of January 24, 1996*

10.122       Investment Agreement between the Company and
             Monsanto Company dated as of January 24, 1996

10.123       Technology Assignment Agreement between the
             Company, Ecogen-Bio Inc. and Monsanto Company dated as of January 24, 1996

10.124 Form of Severance Compensation Agreement between the Company and its Executive Officers

27           Financial Data Schedule



-------------

* Confidential treatment requested for certain portion of this agreement.

Item 6(b): Reports on Form 8-K

A Current Report on Form 8-K was filed on November 10, 1995 with respect to Acquisition or Disposition of Assets and including the following financial statements:

   Unaudited Pro Forma Balance Sheet at July 31, 1995

   Unaudited Pro Forma Statement of Operations for the nine-month period ended July 31, 1995

   Unaudited Pro Forma Statement of Operations for the ten-month period ended October 31, 1994

   Notes to Unaudited Pro Forma Financial Information

A Current Report on Form 8-K was filed on November 23, 1995 with respect to Other Events.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          ECOGEN INC.



Date:  March 15, l996             By:   /s/ James P. Reilly, Jr.
                                  -----------------------------------
                                    (James P. Reilly, Jr., Chairman
                                    and Chief Executive Officer)



                                  By:   /s/ Mary E. Paetzold
                                  -----------------------------------
                                    (Mary E. Paetzold, Vice President
                                    and Chief Financial Officer)

                                 EXHIBIT INDEX


Exhibit No.              Description                          Page
-----------  -------------------------------------------      ----
3.1          Restated Certificate of Incorporation of
             Ecogen Inc.

10.121       Research and Development Agreement
             between the Company and Monsanto Company dated as of January 24, 1996*

10.122 Investment Agreement between the Company and Monsanto Company dated as of January
             24, 1996

10.123       Technology Assignment Agreement between the
             Company, Ecogen-Bio Inc. and Monsanto Company dated as of January 24, 1996

10.124 Form of Severance Compensation Agreement between the Company and its Executive
             Officers

27           Financial Data Schedule







* Confidential treatment requested as to certain portion of this agreement.