Form 10-Q
period 1996-04-30
ECOGEN INC
filed 1996-06-14
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended April 30, 1996
                                         --------------

                         Commission File number 1-9579
                                                ------


                                  Ecogen Inc.
                                  -----------
             (Exact name of registrant as specified in its charter)



             Delaware                        22-2487948
             --------                        ----------
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)            Identification Number)



2005 Cabot Boulevard West, Langhorne, Pennsylvania       19047
- --------------------------------------------------       -----
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
                                                   ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      Class                         Outstanding at June 1, l996
      -----                         ---------------------------
Common Stock, $.01 par value                    7,657,019

                                  ECOGEN INC.


                                     INDEX


                                                                   Page
                                                                   ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

   Unaudited Consolidated Condensed Balance Sheets as of
     April 30, l996 and October 3l, l995  . . . . . . . . .          1

   Unaudited Consolidated Condensed Statements of Operations
     for the three months and six months ended
     April 30, l996 and l995  . . . . . . . . . . . . . . .          2

   Unaudited Consolidated Condensed Statement of Stockholders'
     Equity for the six months ended April 30, l996 . . . .          3

   Unaudited Consolidated Condensed Statements of Cash Flows
     for the three months and six months ended
     April 30, l996 and l995  . . . . . . . . . . . . . . .          4

   Notes to Unaudited Consolidated Condensed Financial
     Statements . . . . . . . . . . . . . . . . . . . . . .          6

   Item 2 - Management's Discussion and Analysis of Results
     of Operations and Financial Condition  . . . . . . . .         11


PART II - OTHER INFORMATION

   Item 4    - Submission of Matters to a Vote of Security
     Holders  . . . . . . . . . . . . . . . . . . . . . . .         15

   Item 6(a) - Exhibits . . . . . . . . . . . . . . . . . .         15

   Item 6(b) - Reports on Form 8-K  . . . . . . . . . . . .         15

PART I - FINANCIAL INFORMATION

                          ECOGEN INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

- -------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                          April 30,          October 31,
                                                                                                  1996                1995
- -------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents..............................................................    $13,831,977          $ 1,775,213
   Inventory..............................................................................      6,531,480            6,345,452
   Contract and trade receivables.........................................................      2,855,537              733,146
   Prepaid expenses and other current assets..............................................        385,128              145,770
- -------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                     23,604,122            8,999,581
- -------------------------------------------------------------------------------------------------------------------------------

Plant and equipment, net..................................................................      3,977,950            2,768,318
Intangible and other assets, net..........................................................        397,267              603,600

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                              $27,979,339          $12,371,499
===============================================================================================================================

- -------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

- -------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses..................................................    $ 2,414,140          $ 4,077,095
   Deferred contract revenue..............................................................      2,482,287               43,550
- -------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                               4,896,427            4,120,645
- -------------------------------------------------------------------------------------------------------------------------------

Long-term debt............................................................................      1,700,837              619,978
Other long-term obligations...............................................................      2,178,353            2,123,489
Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 7,500,000 shares
      Series B convertible preferred stock - 350,000 shares authorized;
          5,834 and 35,000 shares issued and outstanding in 1996 and 1995,
          respectively (liquidation value $20 per share)..................................             58                  350
      Series C convertible preferred stock - 122,000 shares authorized;
          28,000 shares and none issued and outstanding in 1996 and 1995,
          respectively (liquidation value $25 per share)..................................            280                    -
   Common  stock, par value $.01 per share; authorized 42,000,000 shares;
         issued 7,644,933 and 5,978,542 shares in 1996 and 1995, respectively.............         76,449               59,785
   Additional paid-in capital.............................................................    117,665,902          105,343,444
   Accumulated  deficit...................................................................    (97,357,782)         (98,878,279)
   Foreign currency translation adjustment................................................        122,595              270,867
   Treasury stock, at cost ( 39,156 and 36,156 shares in 1996 and 1995,
      respectively).......................................................................     (1,303,780)          (1,288,780)
- -------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                             19,203,722            5,507,387
- -------------------------------------------------------------------------------------------------------------------------------

- -------------------------------------------------------------------------------------------------------------------------------
                                                                                              $27,979,339          $12,371,499
===============================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED C0NDENSED STATEMENTS OF OPERATIONS

- ----------------------------------------------------------------------------------------------------------------------------------
                                                            Three  Months  Ended                         Six  Months  Ended
                                                                  April 30,                                   April 30,
                                                            1996               1995                    1996               1995
- ----------------------------------------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net..............................     $  3,213,031       $  2,759,102            $  3,920,064       $  4,612,512
  Research contract revenue.......................          618,104            389,143                 691,971          2,007,263
  License fees and other income...................          200,000                  -               5,013,049                  -
  Interest........................................          246,923             52,366                 278,810            151,595
- ----------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                       4,278,058          3,200,611               9,903,894          6,771,370
- ----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold...........................        1,858,863          1,552,544               2,315,622          2,759,414
  Research and development:
    Funded by third parties.......................          305,859            617,150                 379,726          1,372,288
    Self funded...................................          955,781          1,655,524               1,903,339          3,187,479
  Selling, general and administrative.............        1,976,423          2,558,358               3,681,582          4,885,115
  Special charges.................................                -            395,945                       -          9,543,194
- ----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                             5,096,926          6,779,521               8,280,269         21,747,490
- ----------------------------------------------------------------------------------------------------------------------------------

- ----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                         ($818,868)       ($3,578,910)             $1,623,625       ($14,976,120)
==================================================================================================================================

Net income (loss) per common share...............            ($0.12)            ($0.68)                  $0.23             ($3.06)
==================================================================================================================================

Weighted average number of
 common shares outstanding.......................         7,148,000          5,244,000               6,594,000          4,888,000
==================================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended April 30, 1996


- -------------------------------------------------------------------------------------------------------------------

                                                                         Convertible                   Additional
                                                                          Preferred       Common         Paid-in
                                                                            Stock          Stock         Capital
- -------------------------------------------------------------------------------------------------------------------
Balance November 1, 1995                                                       $350        $59,785   $105,343,444

Issuance of 122,000 shares of Series C convertible
     preferred stock in connection with a private placement, net.....         1,220              -      2,792,723

Issuance of 943,397 shares of common stock, net......................             -          9,434      9,460,865

Conversion of 29,166 shares on Series B convertible
     preferred stock to 122,313 shares of common stock...............          (292)         1,223           (931)

Conversion of 94,000 shares on Series C convertible
     preferred stock to 582,060 shares of common stock...............          (940)         5,821         (4,881)

Dividends on preferred stock.........................................             -            186         74,682

Purchase of 3,000 shares of common stock.............................             -              -              -

Foreign currency translation.........................................             -              -              -

Net income...........................................................             -              -              -

- -------------------------------------------------------------------------------------------------------------------
Balance April 30, 1996                                                         $338        $76,449   $117,665,902
===================================================================================================================

- --------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Treasury
                                                                                         Foreign          Stock
                                                                         Accumulated     Currency          at
                                                                           Deficit      Translation       Cost           Total
- --------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1995                                               ($98,878,279)      $270,867    ($1,288,780)    $5,507,387

Issuance of 122,000 shares of Series C convertible
     preferred stock in connection with a private placement, net  ...             -              -              -     $2,793,943

Issuance of 943,397 shares of common stock, net......................             -              -              -      9,470,299

Conversion of 29,166 shares on Series B convertible
     preferred stock to 122,313 shares of common stock...............             -              -              -              -

Conversion of 94,000 shares on Series C convertible
     preferred stock to 582,060 shares of common stock...............             -              -              -              -

Dividends on preferred stock.........................................      (103,128)             -              -        (28,260)

Purchase of 3,000 shares of common stock.............................             -              -        (15,000)       (15,000)

Foreign currency translation.........................................             -       (148,272)             -       (148,272)

Net income...........................................................     1,623,625              -              -      1,623,625

- --------------------------------------------------------------------------------------------------------------------------------
Balance April 30, 1996                                                 ($97,357,782)      $122,595    ($1,303,780)   $19,203,722
================================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


- ------------------------------------------------------------------------------------------------------------------
                                                                                        Six months ended
                                                                                            April 30,
                                                                                  1996                    1995
- ------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss).......................................................   $ 1,623,625            ($14,976,120)
   Adjustments to reconcile net income (loss) to net
      cash provided by ( used in ) operating activities:
         Depreciation and amortization expense.............................       221,967                 326,246
         Unrealized  foreign currency transaction gain.....................         2,716                  19,913
         Non cash portion of special charges...............................             -               8,878,806
         Loss on sale of plant and equipment...............................             -                 125,431
    Changes in assets and liabilities, net.................................    (1,781,230)             (5,177,006)

- ------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                67,078             (10,802,730)
- ------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of temporary investments.......................             -                 734,285
   Proceeds from sale of plant and equipment...............................             -                  43,823
   Purchase of plant and equipment.........................................      (258,613)               (134,978)

- ------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                              (258,613)                643,130
- ------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash received from ETech investors......................................             -               3,555,736
   Net proceeds from issuance of Series C preferred stock..................     2,793,943                       -
   Net proceeds from issuance of common stock..............................     9,470,299               5,317,274
   Purchase of Treasury stock..............................................       (15,000)                      -

- ------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                      12,249,242               8,873,010
- ------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                                      (943)               (399,065)
- ------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents.......................    12,056,764              (1,685,655)

Cash and cash equivalents, beginning of period.............................     1,775,213               8,094,075

- ------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $13,831,977              $6,408,420
==================================================================================================================

                                                                   (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


- ------------------------------------------------------------------------------------------------------------------
                                                                                       Six months ended
                                                                                            April 30,

- ------------------------------------------------------------------------------------------------------------------

Changes in assets and liabilities:                                             1996                    1995
    Increase in prepaid expenses and
       other current assets................................................     ($239,358)              ($275,548)
    Increase in inventory..................................................      (186,028)               (725,251)
    Increase in receivables................................................    (2,122,391)             (2,605,931)
    (Increase) decrease in other assets....................................       206,333                (572,578)
    Decrease in accounts payable
       and accrued expenses................................................    (1,837,387)                (15,286)
    Increase (decrease) in other long-term liabilities.....................       (41,136)                670,328
    Increase (decrease) in deferred contract revenue.......................     2,438,737              (1,652,740)


- ------------------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                                 ($1,781,230)            ($5,177,006)
==================================================================================================================


- ------------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
- ------------------------------------------------------------------------------------------------------------------

  In the first six months of 1996, debt totalling approximately $1,178,000 was incurred by the Company for the acquisition of production equipment.

  In the first six months of 1996, the Company issued 18,621 shares of common stock as a dividend on the Company's preferred stock.






See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            APRIL 30, 1996 AND 1995



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

      The results of operations for the interim period ended April 30, l996 are not necessarily indicative of the operating results for the full year.

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


                                                                     (Continued)

      ECOGEN INC. AND SUBSIDIARIES

      NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
      STATEMENTS, CONTINUED


      NET INCOME (LOSS) PER COMMON SHARE:

      Net income (loss) per common share adjusted for preferred stock dividends of $103,128 and $50,153, respectively, in the six months and three months ended April 30, 1996, is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive for both primary and fully diluted earnings per share using the modified treasury stock method.

(2)   INVENTORY

      At April 30, l996, inventory consists of raw materials of $2,008,296, work-in-progress of $2,185,062 and finished products of $2,338,122.

(3)   MONSANTO TRANSACTION

      In January 1996, the Company entered into an agreement with Monsanto Company (Monsanto) for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis (Bt) technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate purchase price of $5.0 million in cash which was recorded as license and other income in the first quarter of 1996; (ii) the sale by the Company to Monsanto of 943,397 shares of Common Stock at $10.60 per share for an aggregate purchase price of $10.0 million in cash during the first quarter; and (iii) a four-year research and development collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $3.0 million was received in the first quarter of 1996 and was recorded as deferred contract revenue.
      Such contract revenue will be recorded as earned under the terms of the agreement. In the second quarter of 1996 the Company recognized approximately $.5 million in contract revenue under this agreement.



                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                 (CONTINUED)


(3)   MONSANTO TRANSACTION, (CONTINUED)

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

(4)   LONG-TERM DEBT

      The Company has obtained a $2.0 million line of credit to be used for the leasing of production equipment. At April 30, 1996, the Company has borrowed approximately $1,553,000 under the line of credit. The Company is required to pay interest only until the equipment is delivered at which time the notes are converted to a capital lease obligation. The lease facility requires a 15% security deposit which has been made.

      In May 1996 the Company signed a letter of intent with a commercial bank to enter into a working capital line of credit agreement for up to $5,000,000.

(5)   STOCKHOLDERS' EQUITY

      PREFERRED STOCK

      In November 1995, the Company raised $2.8 million, net of expenses, from institutional investors from the private placement of 122,000 shares of 8% Series C Convertible Preferred Stock (the "Series C Preferred Stock"). Dividends are payable annually or at the time of redemption or conversion in cash, shares of the Company's common stock or shares of Series C Preferred Stock at the discretion of the Company. The Series C Preferred holders have certain limited voting rights. At the election of the holders, the Series C Preferred Stock may be converted to shares of the Company's

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  CONTINUED


      STOCKHOLDERS' EQUITY, (CONTINUED)

      common stock, subject to adjustments for stock splits and other adjustments, at predetermined discounts from the average market price per share on the date of conversion. At any time after June 1, 1997, the Company may elect to convert the shares to common stock. At any time after June 1, 1997, the Company may redeem the Series C Preferred Stock at a predetermined premium to the original issuance price. In the event of liquidation, the holders of the Series C Preferred Stock have the right to $25.00 per share plus all accrued and unpaid dividends.

      During the first six months of 1996 the Company issued 704,373 shares of its common stock in exchange for 29,166 and 94,000 shares of the Company's Series B and Series C Convertible Preferred Stock respectively. Also 18,621 shares of the Company's common stock were issued in payment of cumulative dividends at the time of conversion.

      COMMON STOCK

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

      In April 1996 the Company's Board of Directors authorized a program to purchase up to 350,000 shares of the Company's common stock over a two year period. As of April 30, 1996 3,000 shares have been purchased in the open market pursuant to this program.

(6)   SPECIAL CHARGES

      During 1995, the Company acquired approximately 70% of the outstanding stock of Ecogen Technologies I Incorporated ("ETech") pursuant to which the Company issued 822,240 shares of its common stock having a market value of approximately $11.3 million. The acquisition of approximately 70% of ETech was accounted for under the purchase method of accounting and

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  CONTINUED


(6)   SPECIAL CHARGES, (CONTINUED)

      in fiscal 1995 the Company recorded approximately $9.2 million as a special charge to operations for the value of in-process research and development acquired from ETech. Market feasibility and acceptance had not yet been established with respect to the ETech research programs and there was no assurance that the Company would be successful in its commercialization efforts.

      As a result of the acquisition, effective January 1995, ETech's consolidated financial statements are consolidated with those of the Company resulting in the Company recording 100% of the research and development expenses of ETech programs and reflecting any payments from ETech investors, subsequent to the Exchange Offer, as a long-term obligation.

      The special charges recorded in the second quarter of 1995 also included approximately $.3 million relating to the shutdown of Ecogen Australia representing principally severance costs, loss on disposal of equipment and facilities costs after shutdown of operations, and other cost containment programs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1996 AND 1995


OVERVIEW

In the first six months of 1996, total revenues increased 46% to $9.9 million from $6.8 million in the same six month period of 1995. For the six months ended April 30, 1996, the Company reported net income of $1.6 million compared to a net loss of ($15.0) million in 1995. The net loss per common share improved to net income of $.23 per share in 1996 from a net loss of ($3.06) per share in 1995. The 1995 first six months included special charges of $9.5 million (or $1.95 per share) relating to purchased technology from ETech and the shutdown of Ecogen Australia. The favorable results in the first six months of 1996 were due principally to income associated with the Monsanto Transaction and a 37% reduction in operating expenses.

SIX MONTHS ENDED APRIL 30, 1996 AND 1995

REVENUES

Total revenues increased 46% in the six months ended April 30, 1996 to $9.9 million from $6.8 million the same six months ended April 30, 1995. Net product sales decreased $.7 million or 15% principally due to decreases in volume in the six month period as a result of a trend in the industry away from early order programs to selling product closer to the growing season. Bt product sales decreased 29% as a result of the lack of an early order program in the first quarter, pheromone products increased 7% and biofungicide products increased 100% as a result of initial sales of the Company's first two biofungicide products AQ10(R) and Aspire(TM). Research contract revenue decreased $1.3 million in the current six month period, due primarily to the divestiture of Ecogen Europe. License fees and other income increased $5.0 million principally as a result of the acquisition by Monsanto of certain rights to the Company's Bt technology for transgenic plants. Interest increased approximately $.1 million in 1996 as a result of the increase in funds available for investment.

COSTS AND EXPENSES

Cost of products sold decreased 16% due principally to the decrease in product sales. Gross margins improved to 41% in 1996 from 40% in 1995. Research and development costs decreased $2.3 million or 50% and selling, general and administration expenses decreased $1.2 million or 25% as a result of costs savings realized from the restructuring decisions made by the Company in 1995.

Net income for the first six months of 1996 was $1.6 million compared to net loss of ($15.0 million) in the same period in 1995. The six months of 1995 included special charges of $9.5 million principally related to purchased technology acquired from ETech. The net loss exclusive of special charges was ($5.4) million or ($1.11) per share in 1995 compared to net income of $1.6 million or $.23 per share in 1996.

THREE MONTHS ENDED APRIL 30, 1996 AND 1995

REVENUES

Total revenues increased 34% in the three months ended April 30, 1996 to $4.3 million from $3.2 million the quarter ended April 30, 1995. Net product sales increased $.5 million or 16% principally due to increased volume in the three month period ended March 31, 1996. Bt product sales increased 24% while pheromone product sales decreased 9%. During the second quarter of 1996, the Company recorded its first biofungicide sales of both AQ10 and Aspire. Other revenues increased $.6 million in the current period, due primarily to increased research contract revenue recognized under the Monsanto agreement and higher interest income.

COSTS AND EXPENSES

Cost of products sold increased 20% due principally to the increase in product sales. The slight decrease in gross margins of 42% in 1996 compared to 44% in 1995 resulted from product mix. Research and development costs decreased $1.0 million or 44% and selling, general and administration expenses decreased $.6 million or (23%) as a result of costs savings realized from the restructuring decisions made by the Company in 1995.

Net loss for the three months ended April 30, 1996 was ($.8 million) compared to ($3.6 million) in the same period in 1995. The three months of 1995 included special charges of $.4 million principally related to restructuring charges. The net loss exclusive of special charges was ($3.2) million or ($.61) per share in 1995 compared to ($.8) million or ($.12) per share in 1996.

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

In January 1996, the Company completed the $ 25 million Monsanto Transaction,which included $10 million from the sale of 943,397 shares of the Company's common stock at $10.60 per share. Further, the Company sold 122,000 shares of Series C preferred stock at $25 per share in a private placement to institutional investors for aggregate net proceeds of $2.8 million. In connection with the private placement, the Company issued warrants to purchase 77,877 shares of the Company's common stock at $7.30 per share exercisable for five years.

Prior to fiscal 1996, the Company did not generate positive cash flow from operations. During the first six months of fiscal 1996, the Company generated $.2 million in cash from operations. The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the immediate future. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities.

At April 30, 1996, the Company had cash and liquid investments of $13.8 million, a net increase of $12.1 million from October 31, 1995. The increase was due principally to net cash of $9.5 million received from the Monsanto Transaction and $2.8 million from the series C preferred stock offering. Cash flows from operations during the six months ended April 30, 1996 of $.2 million principally funded cash used for purchase of plant and equipment. The Company obtained a $2.0 million line of credit to be used for the leasing of production equipment. To date, approximately $1.8 million has been borrowed under the line of credit.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The increase of $.2 million in inventory during the first six months of 1996 resulted from seasonal increases in inventory in preparation for the growing season in North America. The increase in contract and trade receivables of $2.1 million is the result of product sales during the second quarter. The decrease of $1.7 million in accounts payable and accrued expenses is due to timing of payments to vendors. The increase in deferred contract revenue of $2.4 million is due to advance payments received from Monsanto for research to be done during fiscal 1996 and 1997 on certain Bt technology.

The discussion set forth in this document contains forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from expected results. These include: (i) the market acceptance of the Company's current and newly introduced products; (ii) the efficacy, pricing and ease of use of the Company's products; (iii) the successful development, registration, commercialization and marketing of technologically advanced new products; (iv) the successful scale-up of the Company's manufacturing processes; (v) economic and environmental considerations which impact agricultural crop production and agricultural crop protection including weather conditions and the level of insect and disease infestation on target crops, and (vi) the ability of the Company to fund its strategic priorities through operations or access to capital markets.

PART II - OTHER INFORMATION


ITEM 4:     Submission of Matters to a Vote of Security Holders.


The Company held its Annual Meeting of the Stockholders on April 24, 1996, at which time three matters were submitted to a vote of the stockholders and were approved:

I. Election of Patrick Owen Burns, John E. Davies, Jack D. Early, Esteban A. Ferrer, Lowell N. Lewis, Mary E. Paetzold, James P. Reilly, Jr. and John
     R. Sutley to serve on the Board of Directors of the Company until the next annual meeting.

II. Amendment to the Company's Stock Option Plan to (1) increase the number of shares of Common Stock issuable under options automatically granted to Outside Directors upon election to the Board on the first of each year as it pertains to Outside Directors, (2) increase the number of shares of Common Stock issuable under options automatically granted to Outside Directors on the first of each year and (3) delete the limit on total shares issuable under the annual grants..

III. Ratification of the appointment of KPMG Peat Marwick as independent auditors to audit the Company's books and accounts for the year 1996.


ITEM 6(a):  Exhibits

Exhibit No. Description
- ----------- -----------
27          Financial Data Schedule


ITEM 6(b):  Reports on Form 8-K

A Current Report on Form 8-K was filed on April 22, 1996 with respect to the authorization by the Company's Board of Directors for the Company to purchase up to 350,000 shares, approximately 5%, of the Company's outstanding common stock over a two year period.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              ECOGEN INC.


      Date: June 14, 1996     By:  /s/ JAMES P. REILLY
                                   -------------------
                                   James P. Reilly, Jr.
                                   Chairman and
                                   Chief Executive Officer


                              By:  /s/ MARY E. PAETZOLD
                                   --------------------
                                   Mary E. Paetzold
                                   Vice President and
                                   Chief Financial Officer