Form 10-Q
period 1996-07-31
ECOGEN INC
filed 1996-09-16
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 1996
                                          -------------

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
                                              ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


          Class                           Outstanding at September 1, l996
          -----                           --------------------------------

Common Stock, $.01 par value                            7,841,541

                                  ECOGEN INC.


                                     INDEX


                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

    Unaudited Consolidated Condensed Balance Sheets as of
         July 31, l996 and October 3l, l995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

    Unaudited Consolidated Condensed Statements of Operations
         for the three months and nine months ended
         July 31, l996 and l995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  2

    Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the nine months ended July 31, l996 . . . . . . . . . . . . . . . . . . . . . . . .  3

    Unaudited Consolidated Condensed Statements of Cash Flows
         for the nine months ended July 31, l996 and l995 . . . . . . . . . . . . . . . . . . . . . . .  4

    Notes to Unaudited Consolidated Condensed Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

    Item 2 - Management's Discussion and Analysis of Results
         of Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 11


PART II - OTHER INFORMATION

    Item 6(a) - Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION


                          ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS


- ------------------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                         JULY 31,          OCTOBER  31,
                                                                                                 1996                1995

- ------------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents............................................................     $11,579,340        $ 1,775,213
   Inventory............................................................................       6,278,343          6,345,452
   Contract and trade receivables.......................................................       3,673,195            733,146
   Prepaid expenses and other current assets............................................         173,755            145,770
- ------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                    21,704,633          8,999,581
- ------------------------------------------------------------------------------------------------------------------------------

Plant and equipment, net................................................................       4,131,959          2,768,318
Intangible and other assets, net........................................................         460,440            603,600

- ------------------------------------------------------------------------------------------------------------------------------
                                                                                             $26,297,032        $12,371,499
==============================================================================================================================

- ------------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity

- ------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses.................................................      $2,528,601         $4,077,095
  Deferred contract revenue.............................................................       1,813,695             43,550
- ------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                                              4,342,296          4,120,645
- ------------------------------------------------------------------------------------------------------------------------------

Long-term debt..........................................................................       1,703,447            619,978
Other long-term obligations.............................................................       2,119,896          2,123,489
Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized 7,500,000 shares
      Series B convertible preferred stock - 350,000 shares authorized;
         5,834 and 35,000 shares issued and outstanding in 1996 and 1995,
         respectively (liquidation value $20 per share).................................              58                350
      Series C convertible preferred stock - 122,000 shares authorized;
         20,000 shares and none issued and outstanding in 1996 and 1995, respectively
         (liquidation value $25 per share)..............................................             200                  -
   Common stock, par value $.01 per share; authorized 42,000,000 shares;
        issued 7,698,675 and 5,978,542 shares in 1996 and 1995,                                   76,987             59,785
   Additional paid-in  capital..........................................................     117,537,864        105,343,444
   Accumulated deficit..................................................................     (98,081,682)       (98,878,279)
   Foreign currency translation adjustment..............................................         121,184            270,867
   Treasury stock, at cost (85,656 and 36,156 shares in 1996 and 1995,
     respectively)......................................................................      (1,523,218)        (1,288,780)
- ------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                                            18,131,393          5,507,387
- ------------------------------------------------------------------------------------------------------------------------------

- ------------------------------------------------------------------------------------------------------------------------------
                                                                                             $26,297,032        $12,371,499
==============================================================================================================================

     See Accompanying Notes To Unaudited Consolidated Condensed Financial
                                  Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



- ---------------------------------------------------------------------------------------------------
                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                 JULY 31,                         JULY 31,
                                             1996         1995             1996            1995
- ---------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net..................... $4,592,207   $3,374,176       $8,512,271     $ 7,986,688
  Research contract revenues.............    772,163      490,020        1,464,134       2,497,283
  License fees and other income..........          -            -        5,013,049               -
  Interest Income........................    179,684       98,553          458,494         250,148
- ---------------------------------------------------------------------------------------------------
     Total revenues                        5,544,054    3,962,749       15,447,948      10,734,119
- ---------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold..................  2,816,150    2,040,612        5,131,772       4,800,026
  Research and development:
    Funded by third parties..............    251,311      150,664          631,037       1,522,952
    Self funded..........................    878,485    1,776,204        2,781,824       5,151,683
  Selling, general and administrative....  2,308,436    3,105,740        5,990,018       7,802,855
  Special charges........................          -            -                -       9,543,194
- ---------------------------------------------------------------------------------------------------
     Total costs and expenses              6,254,382    7,073,220       14,534,651      28,820,710
- ---------------------------------------------------------------------------------------------------

- ---------------------------------------------------------------------------------------------------
Net income (loss)                          ($710,328) ($3,110,471)      $  913,297    ($18,086,591)
===================================================================================================

Net income (loss) per common share.......     ($0.09)      ($0.54)           $0.11          ($3.49)
===================================================================================================

Weighted average number of
common shares outstanding................  7,627,000    5,759,000        6,941,000       5,181,000
===================================================================================================





     See Accompanying Notes to Unaudited Consolidated Condensed Financial
                                  Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       Nine months ended July 31, 1996

- --------------------------------------------------------------------------------------------------------------

                                                  CONVERTIBLE                 ADDITIONAL
                                                   PREFERRED    COMMON         PAID-IN        ACCUMULATED
                                                      STOCK      STOCK         CAPITAL          DEFICIT
- --------------------------------------------------------------------------------------------------------------
Balance November 1, 1995                              $350       $59,785      $105,343,444      ($98,878,279)

Issuance of 122,000 shares of Series C
  convertible preferred stock in connection
  with a private placement, net  ................    1,220              -        2,792,723                  -

Issuance of 943,397 shares of common stock,
  net............................................         -        9,434         9,325,831                  -

Conversion of 29,166 shares on Series B
  convertible preferred stock to 122,313 shares
  of common stock................................     (292)        1,223              (931)                 -

Conversion of 102,000 shares on Series C
  convertible preferred stock to 633,871
  shares of common stock.........................   (1,020)        6,339            (5,319)                 -

Dividends on preferred stock.....................         -          206            82,116          (116,700)

Purchase of 49,500 shares of common stock for
  Treasury.......................................         -             -                 -                 -

Foreign currency translation.....................         -             -                 -                 -

Net income.......................................         -             -                 -          913,297

- --------------------------------------------------------------------------------------------------------------
BALANCE JULY 31, 1996                                 $258       $76,987      $117,537,864      ($98,081,682)
==============================================================================================================

- --------------------------------------------------------------------------------------------------
                                                                   TREASURY
                                                   FOREIGN           STOCK
                                                   CURRENCY           AT
                                                  TRANSLATION        COST                TOTAL
- --------------------------------------------------------------------------------------------------
Balance November 1, 1995                            $270,867     ($1,288,780)          $5,507,387

Issuance of 122,000 shares of Series C
  convertible preferred stock in connection
  with a private placement, net  ................           -               -          $2,793,943

Issuance of 943,397 shares of common stock,
  net............................................           -               -           9,335,265

Conversion of 29,166 shares on Series B
  convertible preferred stock to 122,313 shares
  of common stock................................           -               -                    -

Conversion of 102,000 shares on Series C
  convertible preferred stock to 633,871
  shares of common stock.........................           -               -                    -

Dividends on preferred stock.....................           -               -             (34,378)

Purchase of 49,500 shares of common stock for
  Treasury.......................................           -       (234,438)            (234,438)

Foreign currency translation.....................   (149,683)               -            (149,683)

Net income.......................................           -               -             913,297

- --------------------------------------------------------------------------------------------------
BALANCE JULY 31, 1996                               $121,184     ($1,523,218)         $18,131,393
==================================================================================================



     See Accompanying Notes To Unaudited Consolidated Condensed Financial
                                  Statements

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

- ---------------------------------------------------------------------------------------------------------------------

                                                                                         NINE MONTHS ENDED
                                                                                              JULY 31,
                                                                                    1996                   1995
- ---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)......................................................     $   913,297             ($14,976,120)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization expense............................         323,736                  326,246
         Unrealized foreign currency transaction gain (loss)..............          (2,635)                  19,913
         Non cash portion of special charges..............................               -                8,878,806
         Loss on sale of plant and equipment..............................               -                  125,431
    Changes in assets and liabilities, net................................      (2,647,139)              (5,177,006)

- ---------------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                                         (1,412,741)             (10,802,730)
- ---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of temporary investments.....................                -                  734,285
   Proceeds from sale of plant and equipment.............................                -                   43,823
   Purchase of plant and equipment.......................................         (510,232)                (134,978)

- ---------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                               (510,232)                 643,130
- ---------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Cash received from Ecogen Technologies I Inc. investors...............                -                3,555,736
   Net proceeds from issuance of Series C preferred stock................        2,793,943                        -
   Net proceeds from issuance of common stock............................        9,335,266                5,317,274
   Purchase of treasury stock............................................         (234,438)                       -
   Repayment of capital lease obligation.................................         (166,214)                       -

- --------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                       11,728,557                8,873,010
- ---------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash                                     (1,457)                (399,065)
- ---------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents.....................        9,804,127               (1,685,655)

Cash and cash equivalents, beginning of period...........................        1,775,213                8,094,075

- ---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $11,579,340               $6,408,420
=====================================================================================================================

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

- -----------------------------------------------------------------------------------------------

                                                                     NINE MONTHS ENDED
                                                                          JULY 31,

                                                                 1996                  1995
- -----------------------------------------------------------------------------------------------
Changes in assets and liabilities:
    Increase in prepaid expenses and
       other current assets................................    ($27,985)            ($275,548)
    Decrease (increase) in inventory.......................      67,109              (725,251)
    Increase in receivables................................  (2,951,704)           (2,605,931)
    (Increase) decrease in other assets....................      22,151              (572,578)
    Decrease in accounts payable
       and accrued expenses................................  (1,469,099)              (15,286)
    (Decrease) increase in other long-term liabilities.....     (57,756)              670,328
    Increase (decrease) in deferred contract revenue.......   1,770,145            (1,652,740)


- -----------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net               ($2,647,139)          ($5,177,006)
===============================================================================================

- --------------------------------------------------------------------------------
Noncash investing and financing activities:
- --------------------------------------------------------------------------------

  During the first nine months of 1996, debt totalling approximately $1,075,000 was incurred by the Company for the acquisition of production equipment.

  During the first nine months of 1996, the Company issued 20,552 shares of common stock as dividends on the Company's preferred stock.
================================================================================




     See Accompanying Notes To Unaudited Consolidated Condensed Financial
                                  Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JULY 31, 1996 AND 1995



(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BASIS OF PRESENTATION:

      The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form l0-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, l995 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

      The results of operations for the interim period ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

      OPERATIONS:

      The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Prior to fiscal 1996, the Company had not achieved profitable operations. During the first nine months of fiscal 1996, the Company reported net income of $.9 million, however, cash of approximately $1.4 million was used in operations principally as a result of an increase in trade receivables. There is no assurance that profitable operations can be sustained on a continuing basis or that operations will generate positive cash flows. The
      Company's future operations are dependent, among other things, on the success of the Company's commercialization efforts and market acceptance of the Company's products.
                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS, CONTINUED


      NET INCOME (LOSS) PER COMMON SHARE:

      Net income (loss) per common share adjusted for preferred stock dividends of $116,700 and $13,572, in the nine months and three months ended July 31, 1996, respectively, is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive for both primary and fully diluted earnings per share using the modified treasury stock method.

(2)   INVENTORY

      At July 31, l996, inventory consisted of raw materials of $1,911,189, work-in-progress of $1,611,488 and finished products of $2,755,666.

(3)   MONSANTO TRANSACTION

      In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate purchase price of $5.0 million in cash which was recorded as license and other income in the first quarter of 1996; (ii) the sale by the Company to Monsanto of 943,397 shares of Common Stock at $10.60 per share for an aggregate purchase price of $10.0 million in cash during the first quarter; and (iii) a four-year research and development collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $3.0 million was received in the first quarter of 1996 and was recorded as deferred contract revenue.
      Such contract revenue will be recorded as earned under the terms of the agreement. The Company recognized approximately $1.2 million and $.7 million in contract revenue under this agreement in the nine months and three months ended July 31, 1996, respectively.


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

(4)   LONG-TERM DEBT

      The Company has obtained a $2.0 million line of credit to be used for the leasing of production equipment. At July 31, 1996, the Company had borrowed approximately $1,695,000 under the line of credit. The Company is required to pay interest only until the equipment is delivered at which time the notes are converted to a capital lease obligation. The lease facility requires a 15% security deposit which has been made.

      In July 1996, the Company established a two-year revolving-secured working capital line of credit with a commercial bank for up to $5,000,000. As of July 31, 1996, there have been no borrowings under this agreement.

(5)   STOCKHOLDERS' EQUITY

      PREFERRED STOCK

      In November 1995, the Company raised $2.8 million, net of expenses, from institutional investors from the private placement of 122,000 shares of 8% Series C Convertible Preferred Stock (the "Series C Preferred Stock"). Dividends are payable annually or at the time of redemption or conversion in cash, shares of the Company's common stock or shares of Series C Preferred Stock at the discretion of the Company. Holders of the Series C Preferred Stock have certain limited voting rights. At the election of the holders, the Series C Preferred Stock may be converted to

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS, CONTINUED


      STOCKHOLDERS' EQUITY, (CONTINUED)

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

      During the first nine months of 1996 the Company issued 756,184 shares of its common stock in exchange for 29,166 and 102,000 shares of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock respectively. Also 20,552 shares of the Company's common stock were issued in payment of cumulative dividends at the time of conversion.

      COMMON STOCK

      In January 1996, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which effected a one-for-five reverse stock split (the "Reverse Split") of the Company's outstanding shares of common stock. All references to numbers of shares, weighted average shares and loss per share amounts except shares authorized, have been retroactively restated to give effect to the Reverse Split.

      In April 1996, the Company's Board of Directors authorized a program to purchase up to 350,000 shares of the Company's common stock over a two year period. As of July 31, 1996, 49,500 shares have been purchased in the open market pursuant to this program.

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

      The special charges recorded in 1995 also included approximately $.3 million relating to the shutdown of Ecogen Australia, the Company's former wholly-owned research and development subsidiary in Australia, representing principally severance costs, loss on disposal of equipment and facilities costs after shutdown of operations, and other cost containment programs.

      The following unaudited pro forma results of operations for the nine months ended July 31, 1995 give effect to the acquisition of ETech and the disposition of the Company's interest in Ecogen Europe S.R.L., the Company's former European majority-owned research subsidiary, as though those transactions had occurred on November 1, 1994. The unaudited pro forma results include adjustments to eliminate Ecogen Europe's operations as a result of the Company's divestiture in October 1995. The pro forma adjustments represent principally a reduction to contract revenues interest income and research and development expense as if Ecogen Europe was not a consolidated subsidiary on November 1, 1994. Further, the unaudited pro forma results of operations exclude the 1995 nonrecurring charge of $9.1 million for purchased technology for ETech.


                                         Fiscal 1995
                                         -----------

          Total Revenues                 $ 9,326,956
          Net Loss                        (9,416,269)
          Net Loss per Share                   (1.82)
                                         -----------

      The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition been made on November 1, 1994, or the results which may occur in the future.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1996 AND 1995


OVERVIEW

For the first nine months of fiscal 1996, total revenues increased 44% from $10.7 million in 1995 to $15.4 million in 1996. For the nine months ended July 31, 1996, the Company reported net income of $0.9 million or $.11 per share compared to a net loss of ($18.1) million or ($3.49) per share in 1995 on weighted average shares of 6.9 million and 5.2 million in 1996 and 1995, respectively. The 1995 period included a special charge of $9.5 million (or $1.84 per share) principally due to the write-off of in-process research and development acquired from Ecogen Technologies I Incorporated ("ETech") and the shutdown of Ecogen Australia. The dramatic improvement in net income exclusive of special charges was due to a decrease of $5.1 million in operating expenses exclusive of special charges as well as an increase in other income of $4.2 million, principally as a result of the Company's research and development strategic alliance with Monsanto Company ("Monsanto") announced earlier this year.

NINE MONTHS ENDED JULY 31, 1996 AND 1995

REVENUES

Total revenues increased 44% in the nine months ended July 31, 1996 from $10.7 million to $15.4 million, principally as a result of the Company's research and development strategic alliance with Monsanto. Net product sales increased 7% or $.5 million for the nine month period ended July 31, 1996 compared to the same period in 1995. Sales of the Company's Bt product line, representing 54% of Company product sales, decreased 13% on lower sales volume due to lower cotton acreage available for sprayable Bt insecticides. Sales of the pheromone product line, representing 42% of total sales, increased 37% principally due to increased volume, including initial international sales of NoMate(R) CM for the control of codling moth on apples, and increased sales of insect trap and lure products, pursuant to contracts with federal governmental entities. Sales of biofungicide products, representing 5% of total sales for the nine month period, increased as a result of initial sales of the Company's first two biofungicide products, AQ10(R) and Aspire(TM), in fiscal 1996. The Company expects increased product sales in the fourth quarter of fiscal 1996 compared to the comparable quarter of 1995 due to initial sales of the Company's new CRYMAX bioinsecticide, the first Bt using recombinant DNA for the vegetable market, and sales of Aspire(TM) biofungicide, a new product introduced in 1996, should impact our fiscal fourth quarter in the fruit and vegetable preharvest and postharvest markets, for which the primary selling season begins in the fall.

Research contract revenues decreased $1.0 million in the current nine month period, due primarily to the divestiture of Ecogen Europe S.R.L., the Company's former majority-owned European research subsidiary. License fees and other income increased $5.0 million principally as a result of the Company's research and development strategic alliance with Monsanto. Interest increased approximately $.2 million in fiscal 1996 as a result of the increase in funds available for investment.

COSTS AND EXPENSES

Cost of products sold increased 7% due principally to the increase in product sales. Gross margins remained constant at 40% for 1996 and 1995 primarily as a result of a change in product mix caused by higher pheromone sales pursuant to lower margin government contracts, and higher international sales which carry lower margins. Overall gross margins of domestic Bt and pheromone sales and biofungicide product sales continue to increase.

Research and development costs decreased $3.3 million or 49% and selling, general and administration expenses decreased $1.8 million or 23%, principally as a result of cost savings from restructuring decisions made by the Company in 1995, including the divestiture of Ecogen Europe, a reduction of research and development personnel, and a reduction in outside consulting.

Net income for the first nine months of 1996 was $.9 million, or $.11 per share, compared with a net loss of ($18.1 million) or ($3.49) per share in the same period in 1995. The nine months of 1995 included special charges of $9.5 million principally due to the write-off of in-process research and development, as a result of the Company's acquisition of a controlling interest in ETech. Net income of $.9 million or $.11 per share in 1996 compares favorably to the net loss exclusive of special charges of ($8.5 million) or ($1.65) per share in 1995 on weighted average shares of 6.9 million and 5.2 million in 1996 and 1995, respectively.

THREE MONTHS ENDED JULY 31, 1996 AND 1995

REVENUES

Total revenues increased 40% in the three months ended July 31, 1996 to $5.5 million, up from $4.0 million in the three months ended July 31, 1995. Net product sales increased $1.2 million or 36% compared with $3.4 million in the third quarter of 1995. Sales of the Company's Bt product line, representing 49% of total sales, increased 13% due to volume in the third quarter from the same period in 1995 due to the introduction of Condor(R) XL for cotton and other row crops in the Mississippi Delta and Texas, despite the drought in Texas and low insect pressure in the Mississippi Delta. Pheromone product sales, representing 49% of total sales, increased 64% principally due to increased volume including increased sales of NoMate PBW, for control of pink bollworm on cotton plants, an increase in government contracts for trap and lure products and initial international sales of NoMate CM, for the control of codling moth on apples.
In 1996, the Company recognized its first biofungicide sales, representing 2% of total sales in the third quarter of fiscal 1996, as a result of the introduction of both AQ10 and Aspire.

Other revenues increased $.4 million in the current period, due primarily to increased research contract revenue of $.3 million recognized under the Monsanto Research and Development Agreement and $.1 million higher interest income.

COSTS AND EXPENSES

Cost of products sold increased 38% due principally to the increase in product sales. Overall gross margins remained relatively constant at 39% in 1996 compared to 40% in 1995. This was due primarily to the changes in product mix caused by higher pheromone sales of lower margin government contracts and higher international sales which carry lower margins. Overall gross margins on domestic Bt and pheromone sales and biofungicide product sales continue to increase. The Company expects margins to be stronger in the fourth quarter due to changes in product mix.

Research and development costs decreased $.8 million or 41% and selling, general and administration expenses decreased $.8 million or 26% as a result of costs savings realized from the restructuring decisions made by the Company in 1995, including the divestiture of Ecogen Europe and personnel reductions at other locations.

Net loss for the three months ended July 31, 1996 was ($.7 million), a reduction of 77% from a loss of ($3.1 million) in the same period in 1995. Net loss per share for the three months ended July 31, 1996 was ($.09), a reduction of 83% from a loss of ($.54) in the same period in 1995 on weighted average shares outstanding of 7.6 million and 5.8 million in the third quarter of 1996 and 1995, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its working capital needs primarily through private and public offerings of equity securities, research contracts, product sales, license fees and other income.

In January 1996, the Company completed a $25 million transaction with Monsanto, which included $10 million from the sale of 943,397 shares of the Company's common stock at $10.60 per share. Further, the Company sold 122,000 shares of Series C Preferred Stock at $25 per share in a private placement to institutional investors for aggregate net proceeds of $2.8 million. In connection with the private placement, the Company issued warrants to purchase 77,877 shares of the Company's common stock at $7.30 per share exercisable for five years.

To date, the Company has not generated positive cash flows from operations.
The Company believes that its existing working capital should be sufficient to meet its capital and liquidity requirements for the immediate future. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities.

At July 31, 1996, the Company had cash and liquid investments of $11.6 million, a net increase of $9.8 million from October 31, 1995. The increase was due to $11.7 million from financing activities principally due to net cash of $9.3 million received from the sale of equity securities to Monsanto and $2.8 million from the Series C Preferred Stock offering offset by the $1.4 million cash used in operations and $.5 million cash used for investing activities for the purchase of production equipment. Negative cash flows from operations during the nine months ended July 31, 1996 of $1.4 million principally funded an increase in accounts receivable, a reduction in accounts payable and accrued expenses offset by an increase of $1.8 million in deferred contract revenue, which represents advances received from Monsanto under a Research and Development Agreement.

The Company had a $2.1 million line of credit to be used for the leasing of production equipment. To date, approximately $1.9 million has been borrowed under the line of credit. The Company has commitments for $.9 million of capital expenditures as of September 1, 1996.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

The increase in contract and trade receivables of $2.9 million is the result of the seasonality of product sales during the third quarter. The decrease of $1.5 million in accounts payable and accrued expenses is due to timing of payments to vendors. The increase in deferred contract revenue of $1.8 million is due to advance payments received from Monsanto for research and development to be performed during fiscal 1996 and 1997.

The discussion set forth in this document contains forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from expected results. The Company intends to market and sell a number of newly introduced products. Some of these products utilize new formulations which have not to date been produced on a commercial scale or produced on a commercial scale that has been replicated. Certain of the manufacturing processes for such products include newly developed equipment and techniques which are being incorporated into commercial scale manufacturing processes. Risks and uncertainties associated with the successful commercialization of the products include: (i) the successful scale up of the Company's manufacturing process in time to meet targeted sales opportunities;
(ii) the market acceptance of the Company's current and newly introduced products; (iii) the efficacy, pricing, ease of use and performance of the Company's products; (iv) the successful development, registration, commercialization and marketing of technologically advanced new products; (v) the continued and uninterrupted supply of the Company's products from third party toll manufacturers and the continued financial viability of such manufacturers; (vi) economic and environmental considerations which impact agricultural crop production and agricultural crop protection including the amount of acres of target crops planted, the cost and efficacy of competitive products, weather conditions and the level of insect and disease infestation on target crops, and (vii) the ability of the Company to fund its strategic priorities through operations or access to capital markets.

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



                                                   ECOGEN INC.


Date:     September 13, 1996                       By: /s/ James P. Reilly, Jr.
                                                       ------------------------

                                                        James P. Reilly, Jr.
                                                        Chairman and
                                                        Chief Executive Officer



                                                   By: /s/ Mary E. Paetzold
                                                       ------------------------

                                                        Mary E. Paetzold
                                                        Vice President and
                                                        Chief Financial Officer