Form 10-K
period 1996-10-31
ECOGEN INC
filed 1997-01-21
CIK 814050

As filed with the Securities and Exchange Commission on January 21, 1997.
================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
                                --------------
 /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                     OR

 / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

            For the Transition period from         to
                                           --------  ------------

                        COMMISSION FILE NUMBER 1-9579

                                 ECOGEN INC.
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE                                        22-2487948
                                                        ----------

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

 THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
          OF THE REGISTRANT IS $20,493,052 AS OF JANUARY 3, 1997.  (A)

                                   7,801,523

      (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 3, 1997)

                                     5,834

          (NUMBER OF SHARES OF CONVERTIBLE PREFERRED STOCK OUTSTANDING
                             AS OF JANUARY 3, 1997)

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

                      DOCUMENTS INCORPORATED BY REFERENCE



                 Document                                                            Form 10-K Part
                 --------                                                            --------------

(1)       Definitive Proxy Statement with respect                                               III
          to the Annual Meeting of Stockholders
          scheduled to be held in March, 1997,
          to be filed by Ecogen Inc. with the
          Commission (hereinafter the
          "Proxy Statement")


(A) Excludes 1,021,831 shares of common stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the common stock outstanding as of January 3, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I


ITEM 1.        BUSINESS

INTRODUCTION

               Ecogen Inc. ("Ecogen" or the "Company"), a Delaware corporation incorporated in 1983, is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Ecogen's product revenues are generated by sales of biological insecticides derived from the bacterial microorganism Bacillus thuringiensis ("Bt"), various pest control and crop pollination products based on pheromone and related technologies, and biological fungicide products for the control of powdery mildew and post-harvest rot disease. In addition, Ecogen is developing for introduction into certain niche markets insecticidal nematodes (microscopic roundworms) for the control of insect pests. Ecogen was the first company to sell genetically enhanced biological pesticide products which are registered with the United States Environmental Protection Agency (the "U.S. EPA") for commercial sale.
In addition, Ecogen is the only company to have received U.S. EPA approvals to sell Bt insecticides incorporating a recombinant Bt strain.

               On January 24, 1996, the Company entered into a strategic alliance with Monsanto Company ("Monsanto") for the joint development of Bt technology. As part of the transaction, Monsanto agreed to purchase 943,397 shares of the Company's common stock for $10 million, acquired certain rights with respect to Ecogen's Bt technology for $5 million and agreed to fund a four-year $10 million research and development program.

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

               On December 28, 1994, the Company changed its fiscal year end from December 31 to October 31 so that its fiscal year would better conform to the agricultural growing season in its primary markets. Unless the context otherwise requires, all references in this document to the year 1996 shall mean fiscal year 1996 beginning on November 1, 1995 and ending on October 31, 1996, all references to the year 1995 shall mean fiscal year 1995 beginning on November 1, 1994 and ending on October 31, 1995, and all references to fiscal 1994 shall mean the ten months beginning on January 1, 1994 and ending on October 31, 1994.

TECHNOLOGY

               Many naturally-occurring organisms are either antagonistic to or produce substances toxic to agricultural pests. These include a variety of microorganisms such as bacteria, yeast, fungi, viruses and protozoans that either directly kill or produce compounds that interfere with certain insects, fungal pathogens or plant disease organisms. In addition, more complex organisms such as insecticidal nematodes (microscopic roundworms) that attack insect pests have been long recognized as a potential source of pest control. Insect pheromones, which are natural odors emitted by insects, are also a recognized source of environmentally compatible, biorational insect pest control. All of these natural agents when isolated and formulated as commercially useful products are commonly called "biopesticides."

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

               These natural genetic approaches to Bt bioinsecticide development can be applied, however, only to those plasmids that can be transferred or cured. Certain insecticidal proteins are encoded by plasmids that are not transferable, and some plasmid combinations are unstable or yield undesired insecticidal activities. Under these circumstances, the development of genetically manipulated strains of Bt having novel activities against specific insects is greatly facilitated by the application of recombinant DNA technology. Ecogen has developed a proprietary Bt-based cloning vector system, its SSR System(TM), that utilizes recombinant DNA technology to develop new Bt strains having either increased potency or activity on a broader array of insect species. Ecogen believes that the use of Bt (as opposed to other microorganisms) as the host microorganism in which new Bt insecticidal gene combinations are constructed facilitates regulatory review in obtaining field trial permission and subsequent registrations for recombinant-derived products. For example, in July, 1992, Ecogen received a generic approval from the United States Environmental Protection Agency to field test recombinant Bt insecticides using this approach. In February, 1996, the Company received U.S. EPA approval to commercialize CRYMAX(TM) Bioinsecticide and in December, 1996, the Company received U.S. EPA approval to commercialize Lepinox(TM) Bioinsecticide, each of which is a recombinant Bt product based on a Bt strain into which protein genes from different Bt strains were combined. Ecogen's genetically enhanced bioinsecticides contain multiple insecticidal genes and have complex modes of action, and Ecogen therefore believes that pest populations will have difficulty developing resistance to them.

               Ecogen has also developed technology to improve the insecticidal capabilities of the Bt proteins through its work on the mechanisms involved in the insecticidal activity. This technology, collectively referred to as Mechanism Assisted Insecticidal Design, permits Ecogen to move beyond naturally occurring proteins to identify new and commercially valuable proteins.

     Pheromone and Crop Pollination Technology

               Insect pheromones are natural odors emitted by insects that are undetectable to humans. Pheromones and related technologies act as behavior modifying agents that can be used to suppress insect mating by disrupting communications between potential mates, to attract target insects or to stimulate foraging by target insects.

               Pheromones can be used either alone to control insect populations or in conjunction with biological or chemical insecticides in order to reduce the amount of such insecticides required to control insect pests. Pheromone products may be used to disrupt insect mating cycles. These products, which duplicate the mating attractant emitted by female insects, control insect populations by making it more difficult for male insects to find females with which to mate. After application of the pheromone product, male insects become confused and are attracted to the pheromone products rather than potential mates. In addition, the mating attractant of the pheromone product camouflages the natural attractant emitted by the female which also works to disrupt the mating cycle and to control insect populations. Pheromones can also be used to attract insects to trap devices for the purpose of monitoring insect populations or to sources of chemical insecticides that are lethal to the target insects.

               Crop pollination technology is designed to attract honey bees to crops to increase plant quality and grower yields through increased pollination. Products incorporating this technology assist honey bees in finding plants, thereby maximizing the number of visitations by such bees to the flowers of various fruit and vegetable crops. Fruit and vegetable quality may be increased and grower yields may be optimized through such increased pollination. Ecogen's Bee-Scent(R) Attractant is based on this crop pollination technology.

     Biofungicide Technologies

               Biofungicide technologies are based on naturally occurring organisms such as fungi or yeast that can control harmful fungi that reduce crop yields or infect crops after harvesting. Ecogen focuses biofungicide research and development efforts on two biofungicide technologies: hyperparasitic fungi which kill other fungi, such as powdery mildews that infect plant leaves, flowers and fruit; and a yeast formulation which protects stored fruit from post-harvest rot pathogens.

               A fungal hyperparasite, Ampelomyces quisqualis, has been identified that infects most, if not all, types of powdery mildews harmful to agricultural products. Ecogen has obtained an exclusive license to this hyperparasite. Powdery mildew is a significant fungal disease affecting many crops. Special structures of the mildew penetrate the plant epidermal cells and feed on cellular tissue, causing dwarfing of the plant and fruit and cosmetic damage which is particularly undesirable on fresh produce. Plants severely infected with these pathogens have reduced yields. Historically, chemical fungicides have been used for the control of these fungal pathogens, but these pathogens typically develop resistance to these chemical fungicides over time. In response to this market need, the Company developed its AQ10(TM) Biofungicide, which is based on the fungal hyperparasite Ampelomyces quisqualis, for use in an integrated pest management system with other fungicide products to control powdery mildew. AQ10 was the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew.

               Several non-antibiotic producing strains of yeast have been found to control a number of post-harvest rot pathogens of citrus, pome fruits, grapes and other fruits and vegetables. The Company has incorporated a selection of these strains into its Aspire(TM) Biofungicide. Aspire, which may be applied by processors and packers in a manner consistent with the method of application of standard chemicals, provides control of post-harvest rot pathogens.

     Insecticidal Nematodes

               Insecticidal or entomopathogenic nematodes are microscopic roundworms that attack insect pests in the soil or in plant stems.
Insecticidal nematodes are not directly responsible for insect mortality, but rather harbor bacteria that are released into and cause an infection of the insect after nematode entry into the pest. Normally, the insect dies within 48 hours after infection. The natural characteristics of insecticidal nematodes give nematode-based insecticides certain advantages over other insecticides. For example, nematodes attack insect pests in the soil where approximately 90% of insect pests spend at least a portion of their life cycle. In addition, insecticides using nematodes, which cause no adverse effects to humans, animals or plants, are currently exempt from U.S. EPA pesticide regulations and, unlike other insecticides, including other bioinsecticides, are subject to significantly lower levels of regulation or are exempt from registration by state agencies.

               Nematode product development is dependent on the implementation of production technology developed at a pilot scale, particularly to obtain higher yields at larger commercial scale production and to reduce the costs of production. In addition, current shelf life of the insecticidal nematode products being developed by Ecogen is insufficient for widespread commercialization. Ecogen is exploring methods of formulating and preserving the nematodes to further increase shelf life while maintaining the nematodes' insecticidal capabilities, including the development of formulations that would be stable at various temperatures.

RELATIONSHIP WITH MONSANTO

               On January 24, 1996, the Company closed a transaction with Monsanto forming a strategic alliance for development of the Company's proprietary Bt technology.

               Under the terms of the agreement, Monsanto purchased 943,397 shares of Ecogen common stock for $10.60 per share for an aggregate purchase price of $10 million. Monsanto is required to maintain its ownership position in Ecogen stock during the term of the four-year Research and Development Agreement between Ecogen and Monsanto and Monsanto is prohibited, for three years after closing, from acquiring more than a 25% aggregate equity interest in the Company without the prior consent of the Company. These restrictions, however, terminate upon the occurrence of certain defined events relating to a change of control of the Company. Monsanto has certain registration rights with respect to the shares of Company common stock. In addition, Monsanto has a right of first refusal to purchase securities from the Company so as to maintain its percentage ownership interest in the Company.

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

               Monsanto and Ecogen also entered into a Research and Development Agreement to perform research and development focusing on Bt Technology (the "R & D Program"). Under the R & D Program, Monsanto will provide Ecogen with a minimum of $10 million over four years, of which $3 million has been received to date. The results of the R & D Program will be owned by Monsanto and licensed to Ecogen for use outside of in-plant applications. Under the terms of the agreements with Monsanto, Ecogen will also share in the commercialization success of transgenic plants incorporating the Bt Technology. Monsanto shall pay a commercialization success fee based on sales and license fees revenue received by Monsanto from products which incorporate the Bt Technology or the results from the R & D Program.

ECOGEN TECHNOLOGIES I INCORPORATED

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

               ETech was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by Ecogen to the subsidiaries of ETech. The licensed rights include the right to develop and commercialize insecticide products based on technology for: (i) the control of powdery mildew disease (AQ10 Bioinsecticide); (ii) the control of post-harvest rot disease on agricultural crops (Aspire Biofungicide); (iii) the control of the European corn borer insect, which affects corn production (Condor(R) G Bioinsecticide); (iv) the control of black vine weevil, citrus weevil, wireworm and black cutworm utilizing insecticidal nematodes; (v) the control of corn rootworm; and (vi) the control of certain insects which cause damage to turf. Ecogen has agreed to commercialize and market products on behalf of ETech pursuant to various Marketing Agreements that provide for Ecogen to receive a fee from ETech based on product sales for Ecogen's commercialization and marketing activities.

               In January, 1995, the Company exchanged 822,400 shares of its common stock for 854 shares of the common stock of ETech (approximately 70% of the outstanding common stock of ETech). As a result of this exchange, ETech is a majority-owned subsidiary of Ecogen and its financial condition and results of operations are included in the Company's consolidated financial statements.

PRODUCTS

The following are Ecogen's current principal products:

               CRYMAX BIOINSECTICIDE - CRYMAX Bioinsecticide is a U.S. EPA registered product that was developed by Ecogen using recombinant DNA techniques. CRYMAX is being introduced generally to the marketplace in 1997 for the control of caterpillar pests on vegetable crops.

               LEPINOX BIOINSECTICIDE - Lepinox Bioinsecticide is a U.S. EPA registered product that was developed by Ecogen using recombinant DNA techniques for the control of fall armyworm on sweet corn crops. Ecogen expects to introduce Lepinox to the market in 1997.

               CONDOR XL BIOINSECTICIDE -- Condor XL Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests in cotton, soybean, corn and other row crops and tree and nut crops, and forestry applications. Condor is marketed primarily in the southern United States for use on cotton, soybeans and other row crops.

               CUTLASS(R) BIOINSECTICIDE -- Cutlass Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests that damage vegetable, tree, nut and vine crops. Cutlass is sold primarily in international markets, including Malaysia, Mexico, Spain and Italy.

               NOMATE(R) PHEROMONE PRODUCTS -- Ecogen markets various U.S. EPA registered NoMate pheromone products for the control of pink bollworm on cotton, tomato pinworm, codling moth, as well as for other applications. NoMate products are marketed primarily in the south-western United States, Mexico and the Republic of South Africa.

               BEE-SCENT ATTRACTANT -- Bee-Scent Attractant directs honey bees to treated blossoms to improve crop pollination, thereby increasing grower yields and crop quality. Bee-Scent is marketed in various regions of the United States, including California, the Pacific Northwest and the Great Lakes region, and in Korea.

               SCENTRY(R) TRAP & LURE PRODUCTS - Ecogen markets a variety of insect trap and lure products for insect monitoring that are sold commercially and pursuant to government contracts.

               AQ10 BIOFUNGICIDE -- AQ10 Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew. In 1996, Ecogen began to introduce AQ10 on a limited basis for use on grapes in California.

               ASPIRE BIOFUNGICIDE -- Aspire Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from post-harvest rot pathogens. In 1996, Ecogen began to introduce Aspire for use on citrus by fruit packinghouses in the United States.

               CRUISER(TM) INSECTICIDE -- Cruiser Insecticide contains the Heterorhabditis bacteriophora nematode and is being developed for the control of a variety of insect pests.

               During fiscal 1996, the foregoing products represented substantially all of Ecogen's product sales. Product sales represented approximately 52% of the Company's total revenues in fiscal 1996. Ecogen's Bt products and pheromone and related products represented approximately 45% and 50%, respectively, of Ecogen's total product sales in 1996.

MARKETING

               Agricultural pesticides and related products are sold in the United States primarily through traditional agricultural chemical distribution channels consisting of large wholesale distributors and dealers which serve extensive farm areas. Ecogen makes use of these traditional channels for the domestic distribution of its current products. To coordinate these distribution activities and generate grower interest in its products, the Company employs a marketing staff including several domestic sales representatives who are located in key agricultural chemical distribution locations, primarily in the southern and western areas of the United States. In April, 1996, the Company entered into a distribution agreement for its Aspire Biofungicide product with Decco, a business unit of Elf Atochem North America, Inc. Under the terms of the agreement, Decco will distribute Aspire to fruit packinghouses, primarily in the United States. Ecogen's domestic product sales for fiscal 1996, fiscal 1995 and the ten months of fiscal 1994 totaled $7.0 million, $8.4 million and $7.7 million, respectively.

               For the international distribution of its products, Ecogen has entered into several collaborations with companies that have a significant presence in the markets covered by their respective agreements. In 1991, the Company and Hoechst Schering AgrEvo, S.A. ("AgrEvo") entered into a distribution and product supply agreement that grants to AgrEvo exclusive distribution rights to certain of the Company's primary Bt products in Europe (except Germany, which is excluded, and Spain, Portugal and Italy, where rights are co-exclusive), Africa, the People's Republic of China, Australia, the Middle East and Latin America (except Mexico). In addition to its agreement with AgrEvo, Ecogen has international distribution agreements for certain of its products with a number of other companies including: Green Marketing International (for the Republic of South Africa), Nissan Chemical (for Japan), Intrachem (International) S.A. (for Italy, Spain and Portugal), ISK Biotech Corporation (for Mexico), Jia Non Enterprises (for Taiwan) and Incitec Ltd. (for Australia and New Zealand). International product sales totaled $1.6 million for fiscal year 1996, $716,000 for fiscal year 1995 and $897,000 for the ten months of fiscal 1994.

PRODUCTION

               The manufacturing process for Ecogen's Bt-based bioinsecticide and biofungicide products involves fermentation of the desired microorganism. Upon completion of this fermentation process, the pesticidal agent is recovered using standard techniques, such as centrifugation, and is formulated into commercial products. Ecogen operates a fermentation and formulation pilot plant to support some product requirements for field trials and to facilitate the transition of products from laboratory to large-scale manufacturing. For commercial production of its products, Ecogen generally engages third party contract manufacturers to perform one or more steps in the manufacturing process for the Company's products.

               Ecogen is a party to an arrangement with Archer Daniels Midland Company ("ADM") pursuant to which ADM will manufacture Ecogen's Bt-based insecticides as well as Aspire Biofungicide at ADM's facility in Decatur, Illinois. This facility has both fermentation and formulation capability and is designed to supply Ecogen with finished goods of the Company's Bt products. The current arrangement with ADM resulted from ADM's guarantee of the performance of Ecogen's prior supplier, biosys, Inc., which filed a bankruptcy petition in September, 1996. Ecogen believes that adequate fermentation, formulation and other services are available from other contract manufacturers, but the engagement of such other contract manufacturers may cause at least short-term disruptions of the Company's manufacturing.

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

RESEARCH AND PRODUCT DEVELOPMENT

               The Company's operating expenses to date have included costs associated with the research and development of products for future commercialization. Costs incurred by Ecogen under third-party funded research and development programs aggregated approximately $1.0 million for fiscal 1996, $1.7 million for fiscal 1995 and $6.0 million for the ten months of fiscal 1994. Costs incurred under Ecogen-funded research and development programs aggregated approximately $3.9 million, $7.3 million and $3.3 million for fiscal 1996, 1995 and 1994, respectively.

               During fiscal 1996, the Company derived approximately 43% of its revenues from research and development contracts and technology license agreements. This contrasts with approximately 24% in 1995 and 54% in 1994.

     Bacillus thuringiensis Products

               Ecogen's Bt product development activities are focused on improving, through recombinant DNA and other technologies, the efficacy of its bioinsecticides already in the market, adapting such products for application to additional uses, and developing new bioinsecticides. In addition, Ecogen is attempting to improve its fermentation and formulation processes in order to increase product yield and reduce the costs of product manufacturing.

     Pheromone and Related Products

               Ecogen is exploring additional formulations of its pheromone products in order to develop alternative application techniques for such products. Tests also are being conducted by the Company in order to expand its pheromone product line for the control of additional pests.

     Yeast, Fungal and Other Products

               The Company is continuing to develop processes for the commercial production by fermentation of AQ10 and Aspire Biofungicides. The Company is also continuing to develop stable and efficacious formulations for these products. With respect to Aspire Biofungicide, the Company is working to develop formulations that provide Aspire with increased shelf life at room temperatures. In addition, the Company is working on different types of bacteria that may be used for the control of certain plant parasitic nematodes that feed on or enter roots of growing plants causing damage and reduced crop yields. In laboratory tests and greenhouse trials, Ecogen has identified bacterial isolates with activity against root knot nematodes which attack a variety of crop plants.

     Insecticidal Nematodes

               The Company is working to implement at a commercial scale production technology developed at a pilot scale so as to obtain higher yields and reduce the costs of production. The Company is also investigating methods for increasing the shelf life of nematode products (particularly at ambient temperatures). In addition, the Company is continuing the development of formulations that are designed to make the Company's products easier to use and to increase product shelf life.

PATENT AND TRADE SECRETS

               Ecogen pursues a policy of seeking patent protection, both in the United States and abroad, to protect its novel technologies, compositions of matter and processes. With respect to the Company's two biofungicide products, AQ10 Biofungicide and Aspire Biofungicide, and with respect to certain of its Bt technology, the Company holds licenses to patents covering the base technologies.

               There can be no assurance that patents or license rights under patents for all of the Company's products and processes will be obtained, or that issued patents will provide substantial protection or be of commercial benefit to the Company. The issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent or the patent holder could be required to license the technology to others.

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

               The Company is aware that substantial research efforts in biotechnology are taking place at universities, government laboratories and other corporations around the world and that numerous patent applications have been filed, and patents have been issued, relating to fundamental technologies and to specific biological pesticide products and processes. The Company may have to obtain licenses under certain of these patents. No assurance can be given concerning the terms on which such licenses would be available, if at all.

GOVERNMENTAL REGULATION

               Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research.

               The pesticide industry is heavily regulated in the United States. The U.S. EPA regulates pesticide products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides also are regulated by various state agencies. Some states, such as California, have their own extensive registration requirements. To develop and commercialize a pesticide product, detailed and complex procedures must be followed and federal approvals must be obtained under FIFRA. Small-scale field testing usually may be conducted prior to product registration to evaluate product efficacy. To conduct large-scale tests, a company must obtain an Experimental Use Permit ("EUP"), which generally requires satisfactory completion of certain toxicology and environmental studies. Synthetic chemical pesticides require additional extensive toxicology and environmental testing that typically is not required of biopesticides to substantiate product safety prior to obtaining a product registration. Commercial sale of a pesticide requires a registration for each pest and crop for which the product is used. Registration requirements include submission and U.S. EPA approval of the text of a label which must be included on every pesticide product.

               The United States Congress has mandated under the Food Quality Protection Act of 1996 that all U.S. EPA tolerances be reassessed using new standards within 10 years. All tolerances will now be based on a "reasonable certainty of no harm" and there will be a specific determination of risk to infants and children.

               The U.S. EPA has recognized that biochemical and microbial pesticides are distinguished from standard chemical pesticides and has established different data requirements as part of its registration regulations. These data requirements are set out in Subdivision M of the U.S. EPA's Pesticide Assessment Guidelines. Biopesticides currently are subject to a three-tier toxicology testing procedure and a four-tier environmental testing procedure. A biopesticide product which satisfactorily completes both the Tier I toxicology and environmental tests is not required to go through the tests specified in subsequent tiers. This has been the case for product registration applications filed by the Company to date. However, should questions arise during any tier of testing, additional tests may be required. For a biopesticide product required to complete only Tier I testing, approximately one year of laboratory testing is required. Subsequent U.S. EPA registration generally takes approximately one year. Although the process for obtaining regulatory approval to test and market biopesticides that are genetically modified is designed to be less complex and time-consuming than the regulatory approval process for synthetic chemical pesticides, there can be no assurance that approvals will be granted on a timely basis, if at all.

               Certain of Ecogen's products under development utilize recombinant DNA technology. The Federal government regulates certain recombinant DNA research activity through the National Institute of Health's Guidelines for Research Involving Recombinant DNA Molecules ("NIH Guidelines"). The NIH Guidelines, among other things, set laboratory procedures and establish levels of biological and physical containment and other standards for recombinant DNA molecules that must be met for various types of research. Ecogen believes that it is in compliance with the NIH Guidelines. In August, 1992, Ecogen received blanket permission from the U.S. EPA to conduct small-scale field trials of its recombinant Bt strains without prior notice (generally required for small-scale field testing of microbial pesticides).

               Pheromone and related products (other than trap and lure products) generally require U.S. EPA and state registrations.

               Insecticidal nematodes are currently exempt from registration under U.S. EPA pesticide regulations and, unlike other insecticides, including other bioinsecticides, are subject to significantly lower levels of regulation or are exempt from registration by state agencies.

               Ecogen's activities, including operation of its laboratories and pilot-scale manufacturing facilities, are, or may be, subject to regulation (i) under various other state and federal laws and regulations, including the Occupational Safety and Health Act, the Toxic Substances Control Act, the Federal Food, Drug and Cosmetic Act, the Solid Waste Disposal Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-to-Know Act, the Clean Air Act, the Clean Water Act, and other state and federal laws regulating environmental quality, and the implementation of regulations for all such laws; and (ii) by other state and federal agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. In addition, the actions of federal agencies in reviewing applications by Ecogen or issuing permits or other authorizations may be subject to the National Environmental Policy Act, and state or local agencies may be required to comply with similar state laws. Historically, the cost of compliance with such laws and regulations has not had a material impact on Ecogen's business.

               From time to time, governmental authorities review the need for additional laws and regulations for biotechnology products and for pesticide products that could, if adopted, apply to the business of Ecogen. Ecogen is unable to predict whether any such new regulations will be adopted or whether, if adopted, such regulations will adversely affect its business.

               Historically, the cost to Ecogen of compliance with federal, state and local provisions enacted for the protection of the environment has not been material. Toxicology testing, field development trials and related costs for U.S. EPA registrations incurred to date by Ecogen have averaged under $500,000 for each product registration, while state registration and related costs per product have been nominal. This does not mean that such costs are unlikely to increase in the future, particularly if more restrictive approval requirements are adopted by federal, state or local authorities. Also, delays in obtaining necessary product registrations can have a significant impact upon Ecogen's revenues and competitive position in the way of delayed product sales and lost market opportunities.

               Field development and testing, as well as the commercial sale, of Ecogen's biopesticide products outside the United States can be highly regulated. The impact of such regulation upon Ecogen's business cannot be assessed at this time.

COMPETITION

               Competition in the pesticide market is intense. Competition is based principally on price and efficacy, but safety and ease of application are also factors. Competitors of Ecogen include manufacturers and marketers of synthetic chemical pesticides and biopesticides, including large chemical companies such as Abbott Laboratories, Novartis and DowElanco, as well as specialized biotechnology firms. Many of these companies have considerably greater financial and marketing resources than Ecogen. Competitors with respect to research and development activities also include universities and public and private research organizations. In addition, Ecogen's bioinsecticide products compete with certain transgenic seed and plant products that have insecticidal capabilities.

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

SEASONALITY

               The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent upon, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Product sales from year to year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect infestation in grower areas.

EMPLOYEES

               As of January 3, 1997, Ecogen and its subsidiaries employed full time 88 persons, of whom 16 hold Ph.D. degrees and 18 hold other advanced degrees. Doctoral degrees held by employees of Ecogen encompass the areas of biochemical engineering, biochemistry, entomology, microbiology, molecular genetics, physiology and plant pathology.

               Employees of the Company are required to enter into confidentiality agreements with Ecogen. Pursuant to these agreements, the employees have agreed not to disclose Ecogen's proprietary information and to assign to Ecogen all rights to any inventions made during their employment or relating to Ecogen's activities, and not to engage in activities similar to their activities at Ecogen for any other person or entity during the term of their employment and for one year thereafter. Ecogen believes that its relationship with its employees is good.

                               EXECUTIVE OFFICERS

               The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                                   Age              Position
----                                   ---              --------

James P. Reilly, Jr.                   50               Chairman and Chief Executive Officer
                                                        and Director

Richard A. Deak                        42               Vice President, General
                                                        Counsel and Secretary

Leigh H. English                       41               Vice President, Research

Mary E. Paetzold                       47               Vice President, Chief Financial
                                                        Officer and Treasurer and Director

               All executive officers are elected by the Board of Directors. There is no family relationship among any of the officers or directors.

BUSINESS EXPERIENCE

               Mr. Reilly has served as Chairman since November 1, 1995 and as a director of the Company since June, 1992. Since January, 1994, he has been the Chief Executive Officer of the Company and since June, 1992, he has been the Company's President. From June, 1992 to January, 1994, Mr. Reilly served as Chief Operating Officer of the Company. From 1976 until he joined the Company, Mr. Reilly was employed in various management capacities at Rhone-Poulenc, Inc., most recently, from April, 1991 to May, 1992, as Vice President and General Manager of the Fine Chemicals Division. He received a B.S. in Business Administration from Boston College.

               Mr. Deak has served as Vice President and General Counsel of the Company since August 1993 and as Secretary since May, 1995. From January, 1993 to July, 1993, Mr. Deak served as General Counsel of the Company. From January, 1985 until he joined the Company, Mr. Deak was employed by Unisys Corporation in various positions, including Associate General Counsel, Corporate, Acquisitions and Finance. Prior to joining Unisys Corporation, Mr. Deak practiced law with Mann & Ungar and Dechert Price & Rhoads. Mr. Deak received a J.D. from the University of Pennsylvania Law School and a BBA in Accountancy from the University of Notre Dame.

               Dr. English has served as Vice President, Research of the Company since March, 1995. From March, 1986 until March, 1995, Dr. English served Ecogen in various positions including Principal Research Scientist and Team Leader. Prior to joining Ecogen, Dr. English was a Research Associate at Tufts University School of Medicine. Dr. English received a B.S. in Entomology from Cornell University, a Ph.D in Membrane Biochemistry from North Dakota State University and was an NIH postdoctoral fellow at Harvard University Department of Biochemistry and Molecular Biology.

               Ms. Paetzold has served as a director of the Company since March, 1996 and as Vice President, Chief Financial Officer and Treasurer of the
Company since she joined Ecogen in August, 1994. Prior to joining the Company, Ms. Paetzold was a partner with KPMG Peat Marwick LLP, certified public accountants, where she worked for over twenty years. Ms. Paetzold received a B.A. in Mathematics from Montclair State University and is a Certified Public Accountant.

ITEM 2.      PROPERTIES

               Ecogen currently leases approximately 44,000 square feet of space for its administrative offices and research and development operations in two buildings located in the Bucks County Business Park, Langhorne, Pennsylvania. The leases for these facilities expire on March 31, 2000 and Ecogen has renewal options to March 31, 2005. Approximately 32,000 square feet of this space is devoted to research and development facilities, including laboratories, an insectary and a fermentation and formulation pilot plant. In addition, Ecogen currently leases approximately 20,000 square feet of space in Billings, Montana for its pheromone business, under a lease which expires December 31, 1997. The Company believes that its leased space is sufficient for current needs.

ITEM 3.      LEGAL PROCEEDINGS

               Not Applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               Not Applicable.

                                    PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

         A.         Market Information

               The Company's common stock trades under the NASDAQ symbol EECN and is included in the National Market System. The high and low prices of the Company's common stock during the years ended October 31, 1996 and 1995 were as follows:

               --------------------------------------------------------------------------
                     1996                                  HIGH               LOW
               --------------------------------------------------------------------------

                 First Quarter                             $10              $ 5-5/16
                 Second Quarter                              7-1/2            4-3/8
                 Third Quarter                               6                3
                 Fourth Quarter                              4-3/4            2-5/8
               --------------------------------------------------------------------------
                     1995                                  HIGH               LOW
               --------------------------------------------------------------------------

                 First Quarter                             $20              $11-1/4
                 Second Quarter                             18-3/4            8-7/16
                 Third Quarter                              13-7/16           6-9/16
                 Fourth Quarter                              9-11/16          3-1/8

A.             Holders

               On January 3, 1997, there were approximately 2,040 stockholders of record.

B.             Dividends

               No cash dividends have ever been paid on the Company's Common Stock, and the Company does not intend to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

  Years ended October 31, 1996 and 1995, ten months ended October 31, 1994, and years ended December 31, 1993 and 1992
              (all amounts in thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                    10 Months
                                                                      Ended
                                      Year Ended October 31,       October 31,         Year Ended December 31,
                                      1996            1995(1)         1994(2)           1993           1992(3)
                                      ----            ----            ----              ----           ----

Revenues:
   Product sales                    $8,600           $9,135           $8,550           $7,151          $3,519
   Other revenues                    7,825            2,855           11,275           12,501           5,438
Gross margins                        2,901            3,627            2,659            1,514             292
Expenses:
   Research & development            4,923            8,951            9,278           12,096           8,345
   Selling, general &
     administrative                  8,547           10,672            9,249            9,821           8,757
   Special charges for
     purchased technology                -            9,143                -              350           4,349
Net loss                           ($2,743)        ($23,324)         ($4,593)        ($11,858)       ($21,366)
Net loss per common
   share                            ($0.40)          ($4.34)          ($1.24)          ($3.39)         ($6.30)
Weighted average common
   shares outstanding                7,178            5,373            3,715            3,495           3,385

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
                                                         At October 31,                   At December 31,
                                                  1996       1995           1994         1993         1992
                                                  ----       ----           ----         ----         ----

Cash, cash equivalents
   and temporary
   investments                                   $9,611      $1,775        $8,828        $11,601     $17,470
Total assets                                     23,861      12,371        19,471         21,277      25,356
Long-term debt                                    1,297         620             -              -           -
Stockholders' equity                             14,403       5,507         9,651          9,496      18,465
------------------------------------------------------------------------------------------------------------

No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends in the foreseeable future.

(1) During fiscal 1995, the Company acquired a controlling interest in Ecogen Technologies I Inc. (ETech) which was accounted for as a purchase with the operations of ETech consolidated from the date of acquisition. As a result of the acquisition, a special charge to operations was recorded in 1995 for purchased technology and the Company no longer recorded contract revenue from ETech on its consolidated financial statements.
(2) In December, 1994, the Company changed from a calendar year end to a fiscal year ended October 31. Accordingly, results of operations in 1994 represent the ten-month period ended October 31, 1994.
                       (Footnotes continue on next page)

(3) In March, 1992, the Company acquired a company in Australia involved in the research and development of insecticidal nematode technology. In September, 1992, the Company acquired certain assets of Scentry, a company that develops and markets insect pheromone products. These acquisitions were accounted for as purchases, with the operations of the business acquired included in the consolidated financial statements from the date of
    acquisition.   As a result of the acquisitions, a special charge to
    operations was recorded in 1992 for purchased technology.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               Ecogen is an agricultural biotechnology company specializing in the development and marketing of quality biorational products for the control of pests in agricultural and related markets. On December 28, 1994, the Company changed its fiscal year end from December 31 to October 31 so that its fiscal year end would better conform to the agricultural growing season in its primary markets. Accordingly, in the discussion below, fiscal 1995 results have been compared to results for a pro forma year ended October 31, 1994. The unaudited consolidated financial statements for the year ended October 31, 1994 are not presented separately herein.

OVERVIEW

               Total revenues increased 37% in fiscal 1996 to $ 16.4 million from $ 12.0 million in fiscal 1995. In fiscal 1996, product sales decreased 5.9% from $9.1 million in fiscal 1995 to $8.6 million in 1996. Gross margins decreased to 34% in fiscal 1996 compared to 40% in fiscal 1995 due principally to lower volumes and product mix. Net loss before special charges decreased from ($13.1) million in fiscal 1995 to ($2.7) million in fiscal 1996 as a result of lower operating expenses and higher other revenue. Other revenue included $4.8 million in upfront payments from Monsanto in 1996 for the rights to certain Bt technology. The 1995 results included special charges of $10.2 million relating to purchased technology from ETech, the shutdown of Ecogen Australia and other severance costs. Net loss in fiscal 1995 was ($23.3) million or ($4.34) per share compared to ($2.7) million or ($.40) per share in fiscal 1996.

The following is a summary of results as a percentage of total revenues, unless otherwise indicated, as well as the percentage change in dollar amounts compared to the prior period:


                                                    Year Ended October 31,          Increase
                                                    1996             1995           (Decrease)
                                                    ----             ----           ----------

    Total Revenues                                  100%             100%               37%
    Product Sales                                    52%              76%               (6%)
    Other Revenues                                   48%              24%              174%
    Gross Margins on Product Sales                   34%              40%              (20%)
    Research & Development
      Expenses                                       30%              75%              (45%)
    Selling, General & Administrative
      Expenses                                       52%              89%              (20%)

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1996 COMPARED TO YEAR ENDED OCTOBER 31, 1995

     REVENUES

               Total revenues increased 37% in fiscal 1996 from $12.0 million to $16.4 million, principally as a result of the Company's research and development strategic alliance with Monsanto. Net product sales decreased 6% or $.5 million in fiscal 1996 compared to fiscal 1995. The Company's product sales did not increase in fiscal 1996 at the levels expected, principally as a result of manufacturing equipment design issues which delayed certain new product introductions and lower insect pressure in the Mississippi Delta in late season cotton and southern soybeans. The Company believes that the design issues have been addressed and the Company expects to have the equipment operating by the end of its first fiscal quarter which will allow the Company to proceed with commercial scale-up of its new products in fiscal 1997. Sales of the Company's Bt product line, representing 15% of Company product sales, decreased 29% in fiscal 1996 principally on lower sales volume due principally to lower cotton acreage available for sprayable Bt insecticides and low insect pressure in the Delta and in southern soybeans. Bt product sales were ($.7) million in the fourth quarter as a result of higher than expected returns of Condor XL from the cotton market. Sales of the pheromone product line, representing 50% of total sales, increased 22% primarily due to increased volume, including initial international sales of NoMate(R) CM for the control of codling moth on apple trees, and increased sales of insect trap and lure products pursuant to contracts with governmental entities. Sales of biofungicide products, representing 5% of total sales for fiscal 1996, represented initial sales of the Company's first two biofungicide products, AQ10 and Aspire, in fiscal 1996.

               Research contract revenues decreased 8% in fiscal 1996, due primarily to the divestiture of Ecogen Europe S.r.l., the Company's former majority-owned European research subsidiary, partially offset by research contract revenues resulting from the Company's research and development strategic alliance with Monsanto. License fees and other income increased $5.0 million principally as a result of the Company's strategic alliance with Monsanto. Interest income increased approximately $.2 million in fiscal 1996 as a result of the increase in funds available for investment.

     COSTS AND EXPENSES

               Gross margins decreased to 34% for 1996 compared to 40% in fiscal 1995, primarily as a result of a change in product mix caused by higher pheromone sales pursuant to lower margin government contracts, and higher international sales which carry lower margins and unabsorbed overhead charged to costs of sales during the fourth quarter of 1996 as a result of a production slow-down due to manufacturing equipment design issues. As discussed above, the Company believes that the design issues have been addressed and expects to proceed with commercial scale-up of new products in 1997.

               Research and development costs decreased $4.0 million or 45% principally as a result of cost savings from restructuring decisions made by the Company in 1995, including the divestiture of Ecogen Europe S.r.l., other reductions of research and development personnel, and a reduction in outside consulting expenditures. During the fourth quarter of 1996, the Company recorded in research and development costs $.3 million in start-up expenses associated with the scale-up of new products. Selling, general and administration expenses decreased $2.1 million or 20% principally as a result of a reduction in personnel and other cost saving measures.

               Net loss for fiscal 1996 was ($2.7) million, or ($.40) per share, compared with a net loss of ($23.3) million or ($4.34) per share in the same period in fiscal 1995. The 1995 fiscal year included special charges of $10.2 million principally due to the write-off of in-process research and development as a result of the Company's acquisition of a controlling interest in ETech.
Net loss of

($2.7) million or ($.40) per share in fiscal 1996 represents a sharp decline from the net loss exclusive of special charges of ($13.1) million or ($2.45) per share in 1995 on weighted average shares of 7,149,000 and 5,373,000 in 1996 and 1995, respectively, due principally to cost reductions of $6.2 million noted above and $5.0 million of other revenue.

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1995 COMPARED TO UNAUDITED PRO FORMA YEAR ENDED OCTOBER 31, 1994

     REVENUES

               Total revenues decreased $10.9 million or 48% in fiscal 1995 compared to the same period in 1994 principally due to lower research contract revenue as a result of the acquisition of ETech. Product sales in 1995 approximated the same level as the comparable period in 1994. Sales of Bt products increased marginally due to volume increases in 1995 despite adverse weather conditions in the Mississippi Delta, the Company's primary sales region for its Bt product line. Sales of the Company's pheromone product line decreased 3% as a result of volume primarily due to economic uncertainties in the Mexican market and inventory carryover in the Pacific Northwest. Gross margins on product sales increased to 40% in 1995 from 31% in the same period in 1994 in spite of the fact that pheromone product sales, other than pursuant to government contracts, which generally have the highest gross margins, decreased in 1995. The increase in gross margins in 1995 reflects the continuing impact of lower manufacturing costs due to improvements made to the Bt manufacturing process.

     OPERATING COSTS

               Research and development costs decreased $3.0 million or 25.0% in fiscal 1995 compared to the same period in 1994 due principally to scheduled reductions in spending under ETech programs for which research effort had been accelerated in 1993 and 1994 as a result of the ETech financing. Selling and marketing expenses increased $.8 million or 18.5% as a result of costs associated with the preparation for new product introductions. General and administrative expenses decreased $1.2 million or 17.6% in fiscal 1995 compared to the same period in 1994 as a result of personnel reductions and other cost containment measures taken in late 1994 and in 1995.

               Total operating expenses were $29.8 million during fiscal 1995 compared to $23.3 million in the same period in 1994. The increase in operating expenses was due to special charges of $10.2 million in 1995 that are detailed below. Operating expenses exclusive of special charges decreased 14% from $22.9 million in fiscal 1994 to $19.6 million in the comparable period in 1995 due to the factors noted above.

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

     SPECIAL CHARGES

The following represents a summary of special charges in 1995 (in thousands):

   Purchased Technology                $  9,143
   Restructuring Costs                    1,042
                                       --------
                                       $ 10,185
                                       ========

               Restructuring costs include $.9 million of severance costs of which $.3 million was paid in fiscal 1996 and $.2 million is payable in each of fiscal 1997 and 1998.

SEASONALITY OF BUSINESS

               The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent upon, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of the Company's business, product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Product sales from year to year are also affected by unusual weather conditions, such as droughts, and the level of insect infestation in grower areas.

INFLATION

               To date and for the foreseeable future, inflation has not had nor is it anticipated to have a significant impact on revenues or costs and expenses of the Company, except to the extent of normal cost of living adjustments related to personnel costs.

LIQUIDITY AND CAPITAL RESOURCES

               The Company has financed its working capital needs primarily through private and public offerings of equity securities, research revenues and license and other fees from research and development contracts and product sales.

               At October 31, 1996, the Company had cash, cash equivalents and temporary investments of $9.6 million, a net increase of $7.8 million from October 31, 1995. Cash and cash equivalents increased $3.8 million and investments increased $4.0 million. Such increases resulted primarily from $11.4 million received from financing transactions in fiscal 1996 offset by cash expenditures during the year of $3.1 million for operations, and $.5 million for the purchase of plant and equipment.

               During 1996, the Company completed the Monsanto transaction, which resulted in an immediate cash infusion to the Company of $18.0 million including $10 million in gross proceeds from the sale of 943,397 shares of the Company's common stock. Further, the Company sold 122,000 shares of Series C preferred stock at $25 per share in a private placement to institutional investors for aggregate net proceeds of $2.8 million, all of which converted to common stock in fiscal 1996. In connection with the private placement, the Company issued warrants to purchase 77,877 shares of the Company's common stock at $7.30 per share exercisable for five years.

               To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital and cash flow generated from total revenues in 1997 should be sufficient to meet its capital and liquidity requirements for at least the next year based on reduced spending levels, if necessary. The Company may need additional financing to support current levels of product development and commercialization. There is no assurance that such financing will be available on terms acceptable to the Company or at all. Further, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

               At October 31, 1996 the Company had commitments for capital expenditures of $.4 million.

               Through October 31, 1996, the Company had available Federal net operating loss carryforwards of approximately $63.7 million which expire at various times through the year 2010. In addition, the Company had research and experimentation tax credits of approximately $2.4 million, which credits expire at various times through the year 2010.

               As a result of certain equity transactions, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act. The Company believes that such limitations should not have a significant impact in 1997 or 1998 since anticipated taxable profits, if any, will not exceed the amount of the limitation. In addition, to the extent that the Company recognizes gains, if any, on the disposition of assets held on the date of the ownership change, the annual limitation is increased by the amount of the "built-in" gains attributable to those assets. The built-in gain on a particular asset is the excess of its fair market value over its cost basis on the date of the ownership change.

OTHER ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

               Inventory increased $.5 million principally as a result of lower than expected Bt sales and increased purchases of certain raw materials offered at favorable prices. Accounts receivable increased $1.0 million principally as a result of international sales on extended payment terms. Prepaid expenses and other current assets increased $.3 million due principally to accrued income on the investment portfolio.

               Accounts payable increased $1.1 million as a result of increased refunds due on product returns in October 1996 and amounts due for construction in progress partially offset by the timing of payments on other trade payables. Deferred contract revenue increased $1.1 million in fiscal 1996 as a result of unearned advanced payments received from Monsanto pursuant to the Research and Development Contract.

               Long-term debt and other long-term liabilities increased $.4 million in 1996 principally as a result of additions to capital leases.

               Stockholders' equity increased $8.9 million as a result of 1996 equity financings offset by operating losses in 1996.

               In March, 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," which is effective for fiscal years beginning after December 15, 1995. This standard is not expected to have a significant effect on either the results of operations or financial position of the Company.

Discussions set forth by the Company in public documents including the Annual Report contain forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from expected results. The Company intends to market and sell a number of newly introduced products. Some of these products utilize new formulations which have not to date been produced on a commercial scale or produced on a commercial scale that has been replicated. Certain of the manufacturing processes for such products include newly developed equipment and techniques which are being incorporated into commercial scale manufacturing processes. Risks and uncertainties associated with the successful commercialization of the products include: (i) the successful scale-up of the Company's manufacturing process in time to meet targeted sales opportunities;
(ii) the market acceptance of the Company's current and newly introduced products; (iii) the efficacy, pricing, ease of use and performance of the Company's products; (iv) the successful development, registration, commercialization and marketing of technologically advanced new products; (v) the continued and uninterrupted supply of the Company's products from third-party toll manufacturers and the continued financial viability of such manufacturers; (vi) economic and environmental considerations which impact agricultural crop production and agricultural crop protection, including the number of acres of target crops planted, the cost and efficacy of competitive products, weather conditions and the level of insect and disease infestation on target crops, and (vii) the ability of the Company to fund its strategic priorities through operations or access to capital markets.

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

                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Ecogen Inc. and Subsidiaries are included in Item 8:

                                                                                            Page in
                                                                                           Form 10-K
                                                                                           ---------

Independent Auditors' Report                                                                 F-1

Consolidated Balance Sheets - October 31, 1996 and 1995                                      F-2

Consolidated Statements of Operations - Years Ended
   October 31, 1996 and 1995, and
   Ten Months Ended October 31, 1994                                                         F-3

Consolidated Statements of Stockholders' Equity -
   Years Ended October 31, 1996 and 1995, and
   Ten Months Ended October 31, 1994                                                         F-4

Consolidated Statements of Cash Flows - Years Ended
   October 31, 1996 and 1995, and Ten Months Ended
   October 31, 1994                                                                          F-5

Notes to Consolidated Financial Statements -
   October 31, 1996, 1995 and 1994                                                           F-7

Financial Statement Schedule: Valuation and Qualifying
   Accounts                                                                                  F-21

               All other schedules are omitted for the reasons that they are not applicable or that equivalent information has been included in the consolidated financial statements, and notes thereto, or elsewhere herein.

(a)(3)        Exhibits

Exhibit No.                            Description


3.1 Restated Certificate of Incorporation of Ecogen Inc., filed with the Secretary of State of the State of Delaware on October 16, 1992. (Form 10-K for fiscal year ended December 31, 1992)*

3.8     By-laws of Ecogen Inc., as amended.  (Form S-1 Registration Statement)*

4.3 Ecogen Inc. Stock Option Plan, as amended. (Form 10-K for fiscal year ended December 31, 1992)*

4.4 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock of Ecogen Inc. dated September 21, 1995. (Form 10-K for fiscal year ended October 31, 1995)*

4.5 Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock of Ecogen Inc. dated December 6, 1995. (Form 10-K for fiscal year ended October 31, 1995)*

10.4 Restructure Agreement, dated August 3, 1990, between PruTech Research and Development Partnership II and Ecogen Inc. (Form 8 to Form
        10-Q for fiscal quarter ended September 30, 1990)*

10.14 Form of Confidentiality Agreement between Ecogen Inc. and all Ecogen Inc. employees. (Form S-1 Registration Statement)*

10.18 Agreement for License or Sale of Technology, dated as of December 12, 1985, between PruTech Research and Development Partnership II and Ecogen Inc. (Form S-1 Registration Statement)*

10.30 Lease Agreement, dated June 4, 1985, between Linpro Bucks County II, Limited and Ecogen Inc. (Form S-1 Registration Statement)*

10.41 Form of Director Indemnification Agreement between Ecogen Inc. and the members of the Board of Directors. (Form 10-K for fiscal year ended December 31, 1987)*





---------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

Exhibit No.                            Description


10.62 Distribution Agreement, dated March 26, 1991, by and between Ecogen Inc. and Roussel Uclaf. (Form 10-K for fiscal year ended December 31,
        1990)*

10.67 Bt Gene License Agreement between Ecogen Inc. and Pioneer Hi-Bred International, Inc. dated April 11, 1991. (Form S-1 Registration Statement filed on May 1, 1991, as amended)*

10.87   Form of Services Agreement among Ecogen Inc., Ecogen Technologies
        I Incorporated and the Program Subsidiaries. (Form 10-K for fiscal year ended December 31, 1992)*

10.88 Form of Technology License Agreement between Ecogen-Bio Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended December 31, 1992)*

10.89 Form of Research and Development Agreement between Ecogen Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended December 31, 1992)*

10.90 Form of Marketing Option Agreement between Ecogen Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended December 31,
        1992)*

10.91 Form of Warrant issued pursuant to the Sales Agency Agreement among D. Blech & Company, Incorporated, Ecogen Technologies and Ecogen Inc. dated as of June 5, 1992. (Form 10-K for fiscal year ended December 31, 1992)*

10.94 Summary of Ecogen Inc. Deferred Compensation Plan. (Form 10-K for fiscal year ended December 31, 1992)*

10.95 Lease Extension Agreement and Second Lease Extension Agreement, each between Advent Realty Limited Partnership and Ecogen Inc. and each dated March 31, 1992. (Form 10-K for fiscal year ended December 31,
        1992)*

10.97 Form of Officer Indemnification Agreement entered into by the Company and each executive officer of the Company. (Form 10-Q for fiscal quarter ended June 30, 1993)*

10.99 Amendment to the Agreement for License or Sale of Technology between the Company and PruTech Research and Development Partnership II, dated July 21, 1993. (Form 10-Q for fiscal quarter ended June 30,
        1993)*




---------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

Exhibit No.                            Description

10.101 Employment and Consulting Agreement by and between Ecogen Inc. and John E. Davies, dated as of January 1, 1994. (Form 10-K for fiscal year ended December 31, 1993)*

10.102  Employment Agreement by and between Ecogen Inc. and James P.
        Reilly, Jr. dated as of January 1, 1994. (Form 10-K for fiscal year ended December 31, 1993)*

10.105 Supply Agreement between the Company and biosys Inc., dated as of June 1, 1994. (Form 10-Q for fiscal quarter ended June 30, 1994)*

10.118  Employment and Consulting Agreement between the Company and Bruce
        C. Carlton dated as of February 22, 1995. (Form 10-Q for fiscal quarter ended April 30, 1995)*

10.119 Form of Incentive Stock Option Agreement, as amended. (Form 10-K for fiscal year ended October 31, 1994)*

10.120  Master Settlement Agreement among the Company Ecogen Europe S.r.l.
        and 3A Parco Technologico Agroalimentare dated October 23, 1995. (Form 10-K for fiscal year ended October 31, 1995)*

10.121 Research and Development Agreement, dated as of January 24, 1996, between the Company and Monsanto Company. (Form 10-Q for fiscal quarter ended January 31, 1996)*

10.122 Investment Agreement, dated as of January 24, 1996, between the Company and Monsanto Company. (Form 10-Q for fiscal quarter ended January 31,
        1996)*

10.123 Technology Assignment Agreement, dated as of January 24, 1996, between the Company, Ecogen-Bio Inc. and Monsanto Company. (Form 10-Q for fiscal quarter ended January 31, 1996)*

10.124 Form of Severance Compensation Agreement between the Company and its Executive Officers. (Form 10-Q for fiscal quarter ended January 31,
        1996)*

21.     List of Subsidiaries

24.     Consent of KPMG Peat Marwick LLP





---------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

25. Powers of attorney executed by certain officers of the Company and the individual members of the Board of Directors authorizing certain officers of the Company to file amendments to the Company's annual report on Form 10-K are located on the signature page to such Form 10-K.

27.     Financial Data Schedule

 (b)    Reports on Form 8-K.

        Current Report on Form 8-K was filed on October 22, 1996, with respect to "Other Events."




---------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

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

             In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended and the ten months ended October 31, 1994, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                   KPMG Peat Marwick LLP

Short Hills, New Jersey
December 14, 1996

                          ECOGEN INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS




                             ASSETS
                             ------
                                                                                             October 31,
                                                                                    1996                     1995
                                                                                    ----                     ----

Current assets:
  Cash and cash equivalents                                                      $ 5,620,701              $1,775,213
  Temporary investments                                                            3,990,410                       -
  Contract and trade receivables, less allowance for doubtful
     accounts of $42,769 in 1996 and $80,000 in 1995                               1,783,605                 733,146
  Inventory                                                                        6,854,472               6,345,452
  Prepaid expenses and other current assets                                          493,519                 145,770
                                                                                 -----------             -----------
     Total current assets                                                         18,742,707               8,999,581
  Plant and equipment, net                                                         4,569,327               2,768,318
  Intangible and other assets, net                                                   549,210                 603,600
                                                                                 -----------             -----------

                                                                                 $23,861,244             $12,371,499
                                                                                 ===========             ===========

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses                                            5,172,090               4,077,095
  Deferred contract revenue                                                        1,101,367                  43,550
                                                                                 -----------             -----------
      Total current liabilities                                                    6,273,457               4,120,645
                                                                                 -----------             -----------

Long-term debt                                                                     1,297,469                 619,978
                                                                                 -----------             -----------
Other long-term obligations                                                        1,887,078               2,123,489
                                                                                 -----------             -----------

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 7,500,000 shares                   -                       -
  Series B convertible preferred stock - 350,000 shares authorized;
       5,834 and 35,000 shares issued and outstanding in 1996 and
       1995, respectively (liquidation value $20 per share)                               58                     350
  Common stock, par value $.01 per share; authorized 42,000,000 shares; issued 7,928,171 and 5,978,542 in 1996 and 1995,
       respectively                                                                   79,282                  59,785
  Additional paid-in capital                                                     117,548,065             105,343,444
  Accumulated deficit                                                           (101,741,946)            (98,878,279)
  Foreign currency translation adjustment                                            161,536                 270,867
  Net unrealized gain on securities                                                    9,742                       -
  Treasury stock, at cost ( 126,648 and 36,156 shares in 1996
        and 1995, respectively )                                                  (1,653,497)             (1,288,780)
                                                                                 -----------             -----------
    Total stockholders' equity                                                    14,403,240               5,507,387
                                                                                 -----------             -----------
Commitments and contingencies
                                                                                 $23,861,244             $12,371,499
                                                                                 ===========             ===========

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                            Ten Months
                                                                                               Ended
                                                          Year Ended October 31,             October 31,
                                                       1996                   1995             1994
                                                       ----                   ----             ----

Revenues:
  Product sales, net                              $  8,599,582             $9,135,203        $8,549,523
  Contract revenue                                   2,109,622              2,299,822        10,412,213
  License and other income                           5,000,000                      -           200,000
  Interest income, net                                 715,511                555,935           663,612
                                                  ------------            -----------        ----------
   Total revenues                                   16,424,715             11,990,960        19,825,348
                                                  ------------            -----------        ----------

Costs and expenses, including related
  party amounts of $1,044,121, $1,122,877
  and $1,086,886:
    Cost of products sold                            5,698,578              5,507,641         5,890,670
    Research and development:
      Funded by third parties                          986,204              1,673,617         5,985,066
      Self funded                                    3,936,484              7,277,224         3,292,939
    Selling, general and administrative              8,546,793             10,671,572         9,249,277
    Special charges                                          -             10,184,502                 -
                                                  ------------            -----------        ----------
   Total costs and expenses                         19,168,059             35,314,556        24,417,952
                                                  ------------            -----------        ----------

Net loss                                         ($  2,743,344)          ($23,323,596)      ($4,592,604)
                                                  ============            ===========        ==========

Net loss per common share available
  to common stockholders                                ($0.40)                ($4.34)           ($1.24)
                                                  ============            ===========        ==========

Weighted average common shares
  outstanding                                        7,178,000              5,373,000         3,715,000
                                                  ============            ===========        ==========




See accompanying notes to consolidated financial statements.

                         ECOGEN INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED OCTOBER 31, 1996 AND 1995, AND TEN MONTHS ENDED OCTOBER 31, 1994



                                                              CONVERTIBLE                         ADDITIONAL         ACCUMULATED
                                                           PREFERRED STOCK      COMMON STOCK    PAID-IN CAPITAL        DEFICIT
                                                           ---------------      ------------    ---------------      -----------
BALANCE, JANUARY 1, 1994                                            $2,600          $179,863        $81,745,457     ($70,962,079)
Issuance of 494,773 shares of common stock
   upon exercise of stock options and warrants                           -            24,738              4,051                -
Issuance of 10,000 shares of common stock
   in  connection  with  consulting  agreement                           -               500            248,875                -
Private placement of 70,000 shares of common
  stock, net of issuance costs                                           -             3,500          1,828,928                -
Private placement of 83,640 shares of common
  stock and 83,640 warrants, net of issuance costs                       -             4,182          2,437,621                -
Issuance of 9,594 shares of common
  stock in connection with license agreement                             -               480            191,408                -
Cancelled subscription of 8,500 shares of common stock                   -              (425)          (422,425)               -
Foreign  currency  translation                                           -                 -                  -                -
Net loss                                                                 -                 -                  -       (4,592,604)
                                                           ----------------     -------------   ----------------     ------------
BALANCE, OCTOBER 31, 1994                                            2,600           212,838         86,033,915      (75,554,683)
Issuance of 822,240 shares of common
  stock in connection with ETech exchange offer                          -            41,112         11,264,687                -
Issuance of 129,015 shares of common stock
  upon exercise of stock options and warrants                            -             6,451          1,240,139                -
Issuance of 723,750 shares of common stock
  in connection with private placements, net                             -            36,187          5,794,931                -
Issuance of 5,517 shares of common stock
  in connection with a research agreement                                -               275             96,279                -
Conversion of 260,000 shares of Series A
  preferred stock to common stock                                   (2,600)            2,600                  -                -
Issuance of 35,000 shares of Series B convertible
  preferred stock  in connection with a private
  placement, net                                                       350                 -            673,815                -
One-for-five reverse stock split                                         -          (239,678)           239,678                -
Foreign currency translation                                             -                 -                  -                -
Net loss                                                                 -                 -                  -      (23,323,596)
                                                           ----------------     -------------   ----------------     ------------
BALANCE, OCTOBER 31, 1995                                              350            59,785        105,343,444      (98,878,279)
Issuance of 122,000 shares of Series C convertible
   preferred stock in connection with a private
   placement,net                                                     1,220                 -          2,792,723                -
Issuance of 943,397 shares of common stock, net                          -             9,434          9,325,831                -
Conversion of 29,166 shares of Series B convertible
   preferred stock to 122,313 shares of common stock                  (292)            1,223               (931)               -
Conversion of 122,000 shares of Series C convertible
   preferred stock to 851,308 shares of common stock                (1,220)            8,513             (7,293)               -
Dividends on preferred stock                                             -               327            109,675         (120,323)
Purchase of 91,000 shares of common stock for Treasury                   -                 -                  -                -
Transfer of 1,508 shares of Treasury for Employee
  Benefits                                                               -                 -            (15,384)               -
Foreign currency translation                                             -                 -                  -                -
Net unrealized gain on securities                                        -                 -                  -                -
Net loss                                                                 -                 -                  -       (2,743,344)
                                                           ----------------     -------------   ----------------     ------------
BALANCE, OCTOBER 31, 1996                                              $58           $79,282    $   117,548,065    ($101,741,946)
                                                           ================     =============   ================   ==============


                                                             EQUITY       SUBSCRIPTIONS      TREASURY
                                                           ADJUSTMENTS      RECEIVABLE     STOCK AT COST      TOTAL
                                                           -----------    -------------    -------------      -----
BALANCE, JANUARY 1, 1994                                      $241,623       ($422,850)    ($1,288,780)    $9,495,834
Issuance of 494,773 shares of common stock
   upon exercise of stock options and warrants                                       -               -         28,789
Issuance of 10,000 shares of common stock
   in  connection  with  consulting  agreement                       -               -               -        249,375
Private placement of 70,000 shares of common
  stock, net of issuance costs                                       -               -               -      1,832,428
Private placement of 83,640 shares of common
  stock and 83,640 warrants, net of issuance costs                                   -               -      2,441,803
Issuance of 9,594 shares of common
  stock in connection with license agreement                                         -               -        191,888
Cancelled subscription of 8,500 shares of common
  stock                                                             -         422,850                -             -
Foreign  currency  translation                                   3,281               -               -          3,281
Net loss                                                             -               -               -     (4,592,604)
                                                           ------------   -------------    -------------  ------------
BALANCE, OCTOBER 31, 1994                                      244,904               -      (1,288,780)     9,650,794
Issuance of 822,240 shares of common
  stock in connection with ETech exchange offer                      -               -               -     11,305,799
Issuance of 129,015 shares of common stock
  upon exercise of stock options and warrants                        -               -               -      1,246,590
Issuance of 723,750 shares of common stock
  in connection with private placements, net                         -               -               -      5,831,118
Issuance of 5,517 shares of common stock
  in connection with a research agreement                            -               -               -         96,554
Conversion of 260,000 shares of Series A
  preferred stock to common stock                                    -               -               -              -
Issuance of 35,000 shares of Series B convertible
  preferred stock  in connection with a private
  placement, net                                                     -               -               -        674,165
One-for-five reverse stock split                                     -               -               -              -
Foreign currency translation                                    25,963               -               -         25,963
Net loss                                                             -               -               -    (23,323,596)
                                                           ------------   -------------    -------------  ------------
BALANCE, OCTOBER 31, 1995                                      270,867               -      (1,288,780)     5,507,387
Issuance of 122,000 shares of Series C convertible
   preferred stock in connection with a private
   placement,net                                                     -               -               -      2,793,943
Issuance of 943,397 shares of common stock, net                      -               -               -      9,335,265
Conversion of 29,166 shares of Series B convertible
   preferred stock to 122,313 shares of common stock                 -               -               -              -
Conversion of 122,000 shares of Series C convertible
   preferred stock to 851,308 shares of common stock                 -               -               -
Dividends on preferred stock                                         -               -               -        (10,321)
Purchase of 91,000 shares of common stock for Treasury               -               -        (385,625)      (385,625)
Transfer of 1,508 shares of Treasury for Employee
  Benefits                                                           -               -          20,908          5,524
Foreign currency translation                                  (109,331)              -               -       (109,331)
Net unrealized gain on securities                                9,742               -               -          9,742
Net loss                                                             -               -               -     (2,743,344)
                                                           ------------   -------------    -------------  ------------
BALANCE, OCTOBER 31, 1996                                     $171,278              $0     ($1,653,497)   $14,403,240
                                                           ============   =============    =============  ============


See accompanying notes to consolidated financial statements
                                      F-4

                          ECOGEN INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                         Ten Months
                                                                                                           Ended
                                                                  Year Ended October 31,                October 31,
                                                            1996                     1995                  1994
                                                            ----                     ----                  ----

Cash flows from operating activities:
 Net loss                                                ($2,743,344)            ($23,323,596)          ($4,592,604)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Noncash portion of special charges                            -                9,717,737                     -
     Depreciation and amortization expense                   403,827                  613,965               423,300
     Foreign currency transaction (gain) loss                 (9,831)                  16,940               (33,452)
     Changes in operating assets and liabilities,
      net of effects from acquisitions/dispositions:
        (Increase) decrease in inventory                    (509,020)                 250,501            (2,982,188)
        (Increase) decrease in contract
         and trade receivables, net                       (1,050,459)                 476,136               (86,206)
        Decrease in contract receivable from
         Ecogen Technologies I Incorporated                        -                        -             2,253,872
        Increase in prepaid expenses
         and other current assets                           (347,749)                (344,130)             (117,648)
        (Increase) decrease in other assets                   80,940                 (189,564)                7,850
        Increase in accounts payable and
         accrued expenses                                    285,789                  382,756               344,727
        Increase (decrease) in deferred contract
         revenue                                           1,057,817               (2,255,508)           (2,900,646)
        Decrease in other long-term obligations             (236,411)                       -                     -
                                                          ----------              -----------            ----------
  Net cash used in operating activities                   (3,068,441)             (14,654,763)           (7,682,995)
                                                          ----------              -----------            ----------

Cash flows from investing activities:
  Proceeds from maturities of temporary
   investments                                                     -                  734,285             1,522,056
  Purchase of temporary investments                       (3,990,410)                       -            (1,456,341)
  Purchase of plant and equipment                           (488,326)                (930,852)             (446,291)
  Net cash change from disposition                                 -               (3,270,274)                    -
                                                          ----------              -----------            ----------
  Net cash used in investing activities                   (4,478,736)              (3,466,841)             (380,576)
                                                          ----------              -----------            ----------
Cash flows from financing activities:
  Proceeds from sale of common stock, warrants
   and convertible preferred stock, net of
   issuance costs                                         12,129,209                7,751,873             4,303,020
  Repayment of capital lease obligation                     (389,528)                       -                     -
  Purchase of treasury stock                                (364,717)                       -                     -
  Proceeds from issuance of long-term debt                         -                  154,000                     -
  Cash received from ETech investors                               -                4,015,732                     -
                                                          ----------              -----------            ----------
  Net cash provided by financing activities               11,374,964               11,921,605             4,303,020
                                                          ----------              -----------            ----------



                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                                                                                                       Ten Months
                                                                                                          Ended
                                                                      Year Ended October 31,           October 31,
                                                                   1996                   1995            1994
                                                                   ----                   ----            ----

Effect of foreign exchange rate changes on cash                     17,701                (118,863)    $1,053,898
                                                                 ---------               ---------     ----------

Net increase (decrease) in cash and cash equivalents             3,845,488              (6,318,862)    (2,706,653)

Cash and cash equivalents, beginning of period                   1,775,213               8,094,075     10,800,728
                                                                 ---------               ---------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $5,620,701              $1,775,213     $8,094,075
                                                                ==========              ==========     ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for:
 Interest                                                         $114,894                  $7,859         $8,178
 Income taxes                                                            -                       -              -

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   In 1996 and 1995 debt totalling approximately $1,540,000 and $466,000, respectively, was incurred by the Company for the acquisition of equipment. At October 31, 1996, approximately $686,000 is included in accounts payable for construction in progress.

   In 1994, the Company issued 489,706 shares of common stock in connection with the exercise of warrants on a net issuance method in which 389,706 shares of common stock were surrendered.

   In 1995 and 1994, the Company issued 5,517 and 19,598 shares of common stock, respectively, in connection with research and development and consulting agreements.

   In 1994, subscriptions receivable aggregating $422,850 were eliminated against paid-in capital as the underlying shares were retired upon foreclosure.

   In 1995, holders of the Company's Series A convertible preferred stock converted 260,000 shares of preferred stock to 260,000 shares of common stock. In 1996, holders of the Company's Series B convertible preferred stock converted 29,160 shares of preferred stock to 122,313 shares of common stock and holders of the Company's Series C convertible preferred stock converted 122,000 shares of preferred stock to 851,308 shares of common stock.


   See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        October 31, 1996, 1995 and 1994


(1) Summary of Significant Accounting Policies

    Organization and business activities:
        The consolidated financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

        The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. The Company has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent on, among other things, the success of the Company's commercialization efforts and market acceptance of the Company's products.

    Fiscal year end:
        In December 1994, the Company changed its year end from a calendar year end to a fiscal year ending October 31. Accordingly, the accompanying consolidated financial statements include balance sheets at October 31, 1996 and 1995 and statements of operations, cash flows, and stockholders' equity for the years ended October 31, 1996 and 1995, and for the ten months ended October 31, 1994.

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

    Revenue recognition:
        Revenue from research and development contracts is recognized in accordance with the terms of the respective contracts. Revenue from certain contracts is recognized on a prorata basis over the life of the contract. Related contract costs are generally incurred ratably over the contract term. Revenue from achievement of milestone events is recognized when all parties concur that the scientific results and/or milestones stipulated in the agreement have been met. Revenue from time and materials contracts is recognized in the period in which the related services have been rendered and costs incurred by the Company. Revenue recognized in the accompanying consolidated statements of operations is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

                          ECOGEN INC. AND SUBSIDIARIES

(1) Summary of Significant Accounting Policies, cont.

        Revenues from product sales are recognized upon shipment and passage of title to the customer.

    Concentration of credit risk:
        The Company's product sales are made primarily to distributors of agricultural products, located predominantly in North America. The Company does not generally require collateral or other security to ensure collection of trade receivables, except for certain international sales, where letters of credit are obtained.

    Intangible and other assets:
        Intangible and other assets include purchased proprietary technology, patents, license fees and cost in excess of net assets acquired. Amounts capitalized are amortized over their estimated useful lives which range from 2.5 years to 15 years. Technology acquired that is still in the research and development stage is charged to operations. Amortization expense on intangible assets amounted to $26,550, $135,631 and $118,761 in fiscal 1996, 1995 and 1994, respectively.

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

    Temporary investments:
        Temporary investments consist of U.S. Government obligations and corporate debt securities with original maturities greater than three months. The Company's temporary investments are available for sale to fund operations.

    Fair value of financial instruments:
        The fair value of the long-term debt approximates its carrying value due to its short-term maturity, and the interest rate approximates current market rates. For all other financial instruments, their carrying value approximates fair value due to the short maturity of those instruments.

    Net loss per common share:
        Net loss per common share available to common stockholders, adjusted for preferred stock dividends of $116,700 in the year ended October 31, 1996, is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive for both primary and fully diluted earnings per share using the treasury stock method.

    Foreign currency translation:
        Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at fiscal year-end exchange rates, while related income and expenses are translated at rates which approximate the exchange rates prevailing during the year. The resulting adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains (losses) are charged to operations as incurred and amounted to ($20,245), ($16,940) and $33,452 in fiscal 1996, 1995 and 1994, respectively.

(1) Summary of Significant Accounting Policies, cont.

    Income Taxes:
        The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109") "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

    Reclassification:
        Certain amounts contained in the 1995 and 1994 consolidated financial statements have been reclassified to conform to the 1996 presentation.

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


(2) Investments

        Effective November 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting this statement was not material. Under this new accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available for sale and are carried at fair value. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity. The Company considers all of its current investments to be available for sale. Consequently, pursuant to SFAS 115, a $9,742 unrealized holding gain has been recorded in a separate component of stockholders' equity as of October 31, 1996.

                          ECOGEN INC. AND SUBSIDIARIES

(2) Investments, cont.

         Marketable securities at October 31, 1996 consist of the following:


                                                                                         Gross           Gross        Estimated
                                                                                      Unrealized       Unrealized        Fair
         1996                                                          Cost              Gains          Losses          Value
         ----                                                          ----              -----          ------          -----

         Securities with contractual
            maturities from date of
            acquisition of one year
            or less - corporate debt securities                      $1,486,125            $262           $12        $1,486,375
                                                                     ----------          ------       -------        ----------

         Securities with contractual
            maturities from date of
            acquisition of greater than
            one year:
            U.S. debt securities                                     $1,996,864          $7,986             -        $2,004,850
            Corporate debt securities                                   497,659           1,526             -           499,185
                                                                     ----------          ------       -------        ----------
                                                                      2,494,523           9,512             -         2,504,035
                                                                     ----------          ------       -------        ----------
              Total marketable securities                            $3,980,648          $9,774           $12        $3,990,410
                                                                     ==========          ======       =======        ==========

(3) Inventory

         Inventory consists of the following components as of October 31, 1996 and 1995:

                                                                1996                         1995
                                                                ----                         ----

         Raw materials and packing supplies                    $2,121,123               $  1,782,565
         Work in process                                        1,653,692                  2,323,434
         Finished goods                                         3,079,657                  2,239,453
                                                               ----------               ------------
                                                               $6,854,472               $  6,345,452
                                                               ==========               ============

(4) Plant and Equipment

         Plant and equipment consist of the following components as of October 31, 1996 and 1995:

                                                                   1996                     1995
                                                                   ----                     ----

         Manufacturing and laboratory equipment                    $4,168,985             $4,048,146
         Office furniture and equipment                               910,750                865,215
         Leasehold improvements                                     2,032,169              2,109,154
         Construction in progress                                   2,929,057                910,482
                                                                   ----------             ----------
                                                                   10,040,961              7,932,997
              Less accumulated depreciation and amortization       (5,471,634)            (5,164,679)
                                                                   ----------             ----------
                                                                   $4,569,327             $2,768,318
                                                                   ==========             ==========

         Included in construction in progress is $76,000 of capitalized interest.

                          ECOGEN INC. AND SUBSIDIARIES

(5) Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following components as of October 31, 1996 and 1995:

                                                                     1996                  1995
                                                                     ----                  ----

         Trade accounts payable                                    $3,499,170            $ 2,733,584
         Amounts due on construction in progress                      686,012                      -
         License fees                                                       -                200,000
         Payroll costs                                                259,719                503,488
         Other                                                        727,189                640,023
                                                                   ----------            -----------
                                                                   $5,172,090            $ 4,077,095
                                                                   ==========            ===========

         Included in trade accounts payable are refunds due to customers for product returns in October 1996.

(6) Long-term Debt

         As of October 31, 1996 the Company has borrowed approximately $143,000 from an Israeli Bank. Principal payments of approximately $72,000 and $71,000 are due in 1999 and 2000, respectively. The loan bears interest at 18%.

         During 1996 the Company established a two-year $5.0 million revolving working capital line of credit with a commercial bank. At October 31, 1996, the Company had not used the line of credit. The line bears interest at the Company's option at either the bank's prime rate less 1.25%, or LIBOR plus .5%, or the bank's certificate of deposit rate plus .75%. Borrowings would be collateralized by the Company's investments. Under the loan agreement, the Company must maintain a consolidated tangible net worth of $5.0 million. The loan agreement may be renewed annually for a two-year period.

(7) Commitments and Contingencies

    Leases:
         The Company leases its facilities and certain equipment and automobiles under various noncancelable operating and capital leases. Rental expense charged to operations aggregated approximately $673,000, $816,000 and $721,000 for the years ended October 31, 1996 and 1995, and for the ten months ended October 31, 1994, respectively.

                          ECOGEN INC. AND SUBSIDIARIES

(7) Commitments and Contingencies, cont.

         Minimum lease payments under noncancelable leases for the years subsequent to October 31, 1996 are as follows:

                                                           Capital                Operating
                                                           Leases                   Leases
                                                           ------                   ------

                                      1997                  $436,000             $  490,000
                                      1998                   426,000                429,000
                                      1999                   219,000                406,000
                                      2000                         -                179,000
                                      2001                         -                  8,000
                                                         -----------            -----------
             Total minimum lease payments                  1,081,000             $1,512,000
                                                                                ===========
             Less: Interest                                 (161,000)
                                                         -----------
             Present value of net minimum
                lease payments.                              920,000
             Less: Current portion of capital
                lease obligations (included in
                accounts payable and accrued
                expenses)                                   (309,000)
                                                         -----------
             Long-term capital obligations
                (included in long-term debt)             $   611,000
                                                         ===========

         The Company has obtained a $2.0 million line of credit to be used for the leasing of production equipment. The Company is required to pay interest only until the equipment is delivered, at which time the notes are converted to a capital lease obligation. At October 31, 1996, the Company had borrowed approximately $1.7 million, of which approximately $1.2 million has been converted to a capital lease obligation. The lease facility requires a 15% security deposit, which has been made.

         Machinery included in construction in progress at October 31, 1996 includes approximately $1.2 million of equipment under capital leases that have been capitalized.

(8) Ecogen Technologies I Incorporated

         In 1992 Ecogen Technologies I Inc. ("ETech"), a corporation organized by but not affiliated with the Company, was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by the Company to subsidiaries of ETech. Pursuant to research and development agreements between Ecogen and each of the subsidiaries of ETech, Ecogen was conducting research, development and testing on the technology licensed to the subsidiaries of ETech in exchange for receiving reimbursement from ETech equal to Ecogen's development costs, as defined, plus a research management fee equal to 3.89% of such costs. Further, pursuant to a services agreement, ETech paid the Company a management fee equal to 5.75% of ETech's program subsidiaries' fully burdened costs. Effective October 1, 1994, the Company discontinued recording contract revenue and management fees under the ETech agreements because it was the Company's intention to initiate an exchange offer for 20% or more of the ETech shares. During fiscal 1994, the Company earned contract revenue and management fees of $6,844,000 and $731,000, respectively.

                          ECOGEN INC. AND SUBSIDIARIES

(8) Ecogen Technologies I Incorporated, cont.

         During fiscal 1995, the Company acquired approximately 70% of the outstanding stock of ETech pursuant to an exchange offer. The Company issued 822,240 shares of its common stock having a market value of approximately $11.3 million. At the date of the Exchange offer, investors were still obligated under ETech Investor notes issued in
         connection with the prior sale of equity securities by ETech.   The
         acquisition of approximately 70% of ETech was accounted for under the purchase method of accounting, and in fiscal 1995 the Company recorded approximately $9.1 million as a special charge to operations for the value of in-process research and development acquired from ETech. Market feasibility and acceptance has not yet been established with respect to the ETech research programs and there is no assurance that the Company will be successful in its commercialization efforts.

         As a result of the acquisition, effective January 1, 1995, ETech's consolidated financial statements are consolidated with those of the Company, resulting in the Company recording 100% of the research and development expenses of ETech programs and reflecting any payments from ETech investors, subsequent to the Exchange Offer, as a long-term obligation. (See note 9 for unaudited pro forma information as a result of the acquisition.) At October 31, 1995 approximately $1.6 million had been recorded as a long-term obligation for cash received from ETech investors not electing to exchange their ETech shares for the Company's shares. The Company assumed the obligation to fund the final installment ($1.6 million) for those units participating in the exchange. During fiscal 1995, prior to the Company's acquisition of ETech, ETech collected from investors participating in the Exchange Offer and remitted to the Company approximately $3.0 million of payments under the ETech Investor Notes.

(9) Research, Development and License Agreements

         During 1991 and 1992, the Company, through Ecogen Europe S.r.l. ("Ecogen Europe"), a majority-owned subsidiary of Ecogen Inc., entered into two long-term research and development agreements with 3A S.r.l. ("3A"), an Italian corporation. Ecogen Europe was owned 75% by the Company and 25% by 3A. On October 23, 1995 the Company terminated its European research and development agreements with 3A. As part of the transaction, Ecogen transferred its ownership interest in Ecogen Europe to 3A and Ecogen Europe changed its name to Bio Integrated Technology S.r.l. ("BIT").

         As a result of the deal, Ecogen is released from the obligation to provide $5.6 million of funding to Ecogen Europe. Further, as part of the transaction, the Company received cash of approximately $1.0 million and 683,202 of its common shares that had been held by Ecogen Europe. The Company licensed to BIT the Company's existing nematode technology for use solely in Europe, Africa and the Middle East ("BIT Territory") and agreed to provide BIT with improvements to certain of its nematode formulation technology. BIT licensed to the Company nematode technology for use outside of BIT Territory. The Company also licensed to BIT certain of its existing Bt technology, principally 12 non-commercialized strains and process and formulation technology, solely for use in BIT Territory. The Company recorded a gain of approximately $.2 million on the transaction in fiscal 1995. The Company will also pay BIT until the year 2002 a royalty on net sales in BIT's Territory of certain biofungicide products.

                          ECOGEN INC. AND SUBSIDIARIES

(9) Research, Development and License Agreements, cont.

         The following unaudited pro forma results of operations for the years ended October 31, 1995 and 1994 give effect to the acquisition of ETech and the disposition of the Company's interest in Ecogen Europe as though they had occurred on November 1, 1993. The unaudited pro forma results include adjustments to eliminate Ecogen Europe's operations, including principally contract revenue, interest income and research and development expense, as if Ecogen Europe was not a consolidated subsidiary on November 1, 1993. The unaudited pro forma results also include adjustments to eliminate contract revenue and management fees from ETech (see note 6) and to include all operating expenses of ETech as if ETech was a consolidated subsidiary on November 1, 1993. The unaudited pro forma results of operations do not include the 1995 non-recurring gain of approximately $.2 million ($.04 per share) recorded on the Ecogen Europe transaction and $9.1 million for purchased technology for ETech.

                                                       1995                    1994
                                                       ----                    ----

             Total revenues                           $10,180,250            $11,107,242
             Net loss                                 (14,348,494)           (14,107,077)
             Net loss per share                            ($2.67)                ($3.80)
                                                      ===========            ===========

         The unaudited pro forma results of operations are not necessarily indicative of the actual results of operations that would have occurred had the acquisition/disposition been made on November 1, 1993, or the results which may occur in the future.

         In connection with one of the 3A research agreements, the Company had a consulting agreement with a corporation whose president was a director of Ecogen Europe and a former director of the Company. Under this agreement, the Company was obligated to issue 10,000 unregistered shares of common stock as a stock award. The estimated fair value of this stock of $249,375 was recorded as a research agreement expense. Such shares of common stock were issued in fiscal 1994. The Company also paid consulting fees to this individual aggregating $75,000 in fiscal 1994. Further, in fiscal 1994 the Company paid 3A, $132,000 for management fees and facilities costs in Italy.

         Monsanto Transaction

         On January 24, 1996 the Company entered into an agreement with Monsanto Company (Monsanto) for an equity investment (see note 11), purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis (Bt) technology for in plant applications (collectively, the "Monsanto Transaction"). The transaction includes the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate non-refundable purchase price of $5.0 million in cash which was recorded as other revenue in the first quarter of fiscal 1996, and a four year research and development collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $3.0 million was paid in advance and recorded as deferred contract revenue during the first quarter of fiscal 1996. During fiscal 1996, $1.9 million was earned under the terms of the agreement and recorded as contract revenue.

                          ECOGEN INC. AND SUBSIDIARIES

(10) Preferred Stock

     Series A Convertible Preferred Stock
         During fiscal 1995, holders converted 260,000 shares of the Series A convertible preferred stock to common stock in accordance with its terms.

     Series B Convertible Preferred Stock
         In September 1995, the Company raised $.7 million, net of expenses, from two institutional investors in exchange for 35,000 shares of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). Dividends are payable annually in either cash, shares of Series B Preferred Stock or shares of the Company's common stock at the discretion of the Company. Each share of Series B Preferred Stock entitles the holder, to one vote on all matters presented to the Company's stockholders for a vote. At the election of the holder, the Series B Preferred Stock may be converted at various dates to shares of the Company's common stock, subject to adjustments for stock splits and adjustments, at predetermined discounts from the average market price per share over a five day trading period preceding the date of conversion. At any time after September 8, 2996, the Company may elect to convert the shares to common stock. At any time after September 15, 1997, the Company may redeem the Series B Preferred Stock at a predetermined premium to the original issuance price. In the event of liquidation the holders of the Series B Preferred Stock have the right to $20.00 per shares plus all accrued and unpaid dividends. During fiscal 1996, 29,166 shares of the Company's Series B Preferred Stock were converted into 122,313 shares of the Company's common stock.

     Series C Convertible Preferred Stock
         In November 1995, the Company raised $2.8 million, net of expenses, from institutional investors in exchange for 122,000 shares of 8% Series C Convertible Preferred Stock (the "Series C Preferred Stock"). During fiscal 1996, 122,000 shares of the Series C Preferred Stock were converted into 851,308 shares of the Company's common stock in accordance with its terms.

(11) Common Stock

         During fiscal 1994, the Company raised an aggregate of $1.8 million, net of issuance costs, from two institutional investors in exchange for 70,000 shares of the Company's common stock. In connection with the transaction, five year warrants to purchase 7,000 shares of the Company's common stock at $29.00 per share were issued.

         In fiscal 1994, the Company also completed a private placement consisting of 83,640 shares of common stock and 418,200 warrants, each to purchase one fifth of a share of common stock at an exercise price of $8.75 per share until January 1998. The Company raised an aggregate of $1.8 million, net of issuance costs, from this private placement. In connection with the private placement, the placement agent was granted unit purchase options to purchase 8,364 shares of common stock at $35 per share, and 41,820 warrants to purchase one fifth of a share of common stock at $8.75 per share, expiring in 1998.

         During fiscal 1995, the Company raised an aggregate of $7.1 million, net of issuance costs, in private placements to institutional investors in exchange for 723,750 shares of the Company's common stock.

                          ECOGEN INC. AND SUBSIDIARIES

(11) Common Stock, cont.

         During fiscal 1996, Monsanto Company purchased 943,397 shares of the Company's common stock at $10.60 per share resulting in net proceeds of $9.3 million. Under the terms of the agreement, Monsanto has agreed to maintain its ownership position during the term of the research and development agreement and Monsanto is prohibited, during the first three years following the closing, from acquiring more than 25% of the Company's voting stock without the Company's consent. Monsanto was granted certain demand and piggyback registration rights with respect to its shares. In addition, Monsanto has a right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company.

         On January 29, 1996 the shareholders approved an amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which effected a one-for-five reverse split (the "Reverse Split") of the Company's outstanding shares of common stock.

(12) Warrants and Other Options

         As of October 31, 1996, the Company had the following warrants and options outstanding and exercisable into shares of the Company's common stock (excluding stock options issued under the Company's stock option plan - see note 13) as follows:

                                                                      Price
                                              Shares of             Range Per              Expiration
                                             Common Stock          Share/Unit                Dates
                                             ------------          ----------                -----

             Warrants                           828,516           $7.31 - 43.75           1998 - 2000
             Unit Purchase Options                8,364              $35.00                   1998
             Other Options                       53,044          $11.70 - 63.00           1998 - 2003
                                                -------
                                                889,924
                                                =======

(13) Stock Option Plan

         The Company has a stock option plan ("Option Plan"), expiring in October, 1997, under which the number of shares of common stock which may be granted under the Option Plan may not exceed 800,000 shares. The Option Plan permits the granting of both incentive stock options and nonstatutory stock options. The option price of the shares for incentive stock options may not be less than the fair market value of such stock at the grant date as determined under the Option Plan. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date.

                          ECOGEN INC. AND SUBSIDIARIES

(13) Stock Option Plan, cont.

         The status of the Option Plan for the years ended October 31, 1996 and 1995, and the ten months ended October 31, 1994 is as follows:

                                                               Options Outstanding
                                                               -------------------
                                                                                    Price range
                                                          Shares                     per share
                                                          ------                     ---------

             Balance January 1, 1994                     497,620                 $ 6.30 - $65.90
                 Granted                                  49,840                 $32.25 - $36.30
                 Exercised                                (5,067)                $ 6.30 - $35.20
                 Canceled                                (20,976)                $11.70 - $65.90
                                                          ------

             Balance October 31, 1994                    521,417                 $ 6.30 - $65.90
                 Granted                                 408,919                 $ 6.88 - $32.88
                 Exercised                                (8,437)                $ 7.34 - $12.56
                 Canceled                               (420,439)                $ 7.34 - $65.90
                                                         -------

             Balance October 31, 1995                    501,460                 $ 7.34 - $65.90
                 Granted                                 227,960                 $ 2.75 - $ 7.19
                 Exercised                                     -                       ---
                 Canceled                               (125,192)                $ 7.19 - $53.56
                                                         -------

             Balance October 31, 1996                    604,228                 $ 2.75 - $53.06
                                                         =======                 ===============

             Options exercisable at
             October 31, 1996                            361,459                 $ 5.94 - $53.06
                                                         =======                 ===============


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

                          ECOGEN INC. AND SUBSIDIARIES

(14)   Geographic Area and Related Information

         The Company's operations consist primarily of the research, development and marketing of biopesticide and related products, which constitutes one industry segment. Information with respect to the Company's operations by geographic area for fiscal years ended October 31, 1996 and 1995, and ten months ended October 31, 1994 is as follows:

                                                  1996                     1995                    1994
                                                  ----                     ----                    ----
                 Revenues:
                 United States:
                 Unaffiliated customers         $16,209,900             $  9,940,018             $15,744,243
                 Transfers to other
                   geographic areas                 102,978                  826,537               1,253,064
                                                -----------             ------------            ------------
                                                 16,312,878               10,766,555              16,997,307
                                                -----------             ------------            ------------

                 Europe:
                 Unaffiliated customers                   -                1,810,710               2,728,301
                 Transfers to other
                   geographic areas                       -                        -                       -
                                                -----------             ------------            ------------
                                                                           1,810,710               2,728,301
                                                -----------             ------------            ------------
                 Other:
                 Unaffiliated customers             214,815                  240,232               1,352,804

                 Eliminations and adjustments      (102,978)                (826,537)             (1,253,064)
                                                -----------             ------------            ------------
                 Total revenues                 $16,424,715              $11,990,960             $19,825,348
                                                ===========             ============            ============


                 Operating income (loss):
                 United States                  ($1,713,209)            $(20,843,428)           ($ 4,931,039)
                 Europe                                   -                (291,721)                 140,772
                 Other                             (980,273)              (1,361,910)               (630,144)
                 Eliminations and adjustments       (49,862)                (826,537)                 827,807
                                               ------------             ------------            ------------
                 Total operating loss          ($ 2,743,344)            ($23,323,596)           ($ 4,592,604)
                                               ============             ============            ============

                 Identifiable assets:
                 United States                  $27,016,478              $14,567,805             $16,907,573
                 Europe                                   -                        -               7,159,233
                 Other                              333,715                  482,590                 836,529
                 Eliminations and adjustments    (3,488,949)              (2,678,896)             (5,432,267)
                                                -----------             ------------            ------------
                 Total identifiable assets      $23,861,244              $12,371,499             $19,471,068
                                                ===========             ============            ============


         Of the $16,209,900, $9,940,018 and $15,744,243 United States revenue from unaffiliated customers in fiscal 1996, 1995 and 1994, respectively, $1,666,024, $1,433,084 and $2,179,315 was export revenue from the following geographic areas:

                                            1996                     1995                           1994
                                            ----                     ----                           ----
                 Europe                  $  429,798               $  954,398                      $1,571,809
                 Other                    1,236,226                  478,686                         607,506
                                         ----------               ----------                      ----------
                                         $1,666,024               $1,433,084                      $2,179,315
                                         ==========               ==========                      ==========

                          ECOGEN INC. AND SUBSIDIARIES

(15)   Income Taxes


        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of October 31, 1996 and 1995 are presented below:


                                                                            1996                    1995
                                                                            ----                    ----
     Deferred tax assets:
        Purchased research, development and
            investment in affiliated companies                            $10,380,000            $10,380,000
        Net operating loss carryforwards                                   21,696,000             20,608,000
        Research experimentation credit
            carryforward                                                    2,414,000              2,414,000
        Other                                                                 980,000              1,166,000
                                                                         ------------           ------------
               Total gross deferred tax assets                             35,470,000             34,568,000
        Less valuation allowance                                           35,237,000             34,337,000
                                                                         ------------           ------------
              Net deferred tax assets                                         233,000                231,000
                                                                         ------------          -------------
     Deferred tax liabilities:
        Furniture, equipment, and leasehold
          improvements, principally due to
          differences in depreciations                                       (233,000)              (231,000)
                                                                         ------------          -------------
              Total gross deferred tax
                 liabilities                                                 (233,000)              (231,000)
                                                                         ------------          -------------

              Net deferred taxes                                         $          -          $           -
                                                                         ============          =============

        The net change in the total valuation allowance for fiscal 1996 and 1995 was an increase of approximately $900,000 and $7,701,000, respectively. At October 31, 1996, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $63.8 million which are available to offset future Federal taxable income, if any, through 2011. The Company also has research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $2.4 million which are available to reduce future Federal income taxes, if any, through 2011. The Company's ability to use such net operating loss and research and experimental credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

(16) Special Charges and Other Matters

     Special Charges:
        Special charges consist of the following during the year ended October 31, 1995:

                 Purchased technology        $ 9,143,002
                 Restructuring costs           1,041,500
                                             -----------
                                             $10,184,502
                                             ===========

In fiscal 1995, the Company recorded a special charge for purchased technology resulting from the acquisition of a majority interest in ETech. Also in fiscal 1995, restructuring costs represent amounts incurred in connection with the shutdown of Ecogen Australia and personnel reductions at the Company Headquarters, including agreements with a former officer and director of the

                          ECOGEN INC. AND SUBSIDIARIES

(16) Special Charges and Other Matters, cont.

     Special Charges, cont.:

        Company and a former officer and current director. Included in restructuring costs is $.7 million of severance costs, of which $281,000 was paid in 1996 and $165,000 and $165,000 which will be paid in fiscal 1997 and 1998, respectively. Such amounts are included in accounts payable and accrued expenses and other long-term obligations in the accompanying consolidated balance sheet at October 31, 1996 and 1995.

     Other:

        Sales derived from one customer aggregated 15% of total revenues in fiscal 1995. Contract revenues derived from one entity aggregated 12% of total revenues in fiscal 1996. Contract revenue from another entity aggregated 11% of total revenue in fiscal 1995. Contract revenues derived from another entity aggregated 35% of total revenues in fiscal 1994.

(17) Profit Sharing 401(k) Plan

        Effective January 1, 1988, the Company established a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all full-time U.S. employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company contributes 75% (50% prior to July 1,
        1996) of the employees' contributions, subject to a maximum equal to 6% of the employees' compensation. The matching company contribution vests over a five-year period. Effective July 1, 1996, employees may elect to have the Company matching contribution in Ecogen common stock. The Company contributed approximately $118,000, $126,000 and $127,000, to the 401(k) Plan in 1996, 1995 and fiscal 1994, respectively.

(18) Related Party Transactions

        A director, elected during fiscal 1996, is a partner of a law firm that has acted as legal counsel to the Company. The Company paid fees and costs of $233,000, $668,000 and $567,000 to this law firm during fiscal 1996, 1995 and 1994, respectively.

        The Company has engaged an advertising agency whose principal is the son of the Company's former Chairman, who is currently a director. Fees to this agency aggregated approximately $811,000, $932,000 and $621,000 in fiscal 1996, 1995 and 1994, respectively.

        Management believes that all transactions with related parties were conducted on an arm's-length basis.

                                                                     Schedule II
                         ECOGEN INC. AND SUBSIDIARIES

                      VALUATION AND QUALIFYING ACCOUNTS

 YEARS ENDED OCTOBER 31, 1996 AND 1995, AND TEN MONTHS ENDED OCTOBER 31, 1994


          Column A                                Column B            Column C             Column D      Column E

                                                                      Additions            Deductions
                                                 Balance at  Charged to         Charged to              Balance at
                                                 Beginning   Costs and            Other                   End of
                                                 of Period   Expenses           Accounts                  Period
1996:
  Allowance for doubtful accounts               $   80,000   $      -           $      -   $ 37,231      $ 42,769
  Reserve for inventory obsolescence               695,820    500,000                  -    519,926       675,894
                                                ==========   ========           =========  ========      ========

1995:
  Allowance for doubtful accounts               $   90,000   $      -           $      -   $ 10,000      $ 80,000
  Reserve for inventory obsolescence               332,941    575,000                  -    212,121       695,820
                                                ==========   ========           =========  ========      ========

1994:
  Allowance for doubtful accounts               $   90,000   $             -    $      -   $      -      $ 90,000
  Reserve for inventory obsolescence               470,000    150,000                  -    287,059       332,941
                                                ==========   ========           =========  ========      ========

                               POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Reilly, Jr. and Mary E. Paetzold, or any of them, his or her attorney-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of the 20th day of January, 1997.


 Signature                                Title                               Date
 ---------                                -----                               ----
 /s/ James P. Reilly, Jr.
 -----------------------                  Chairman, Chief Executive Officer   January 20, 1997
 James P. Reilly, Jr.                     and Director (Principal Executive
                                          Officer)

 /s/ Mary E. Paetzold
 -----------------------                  Vice President, Chief Financial     January 20, 1997
 Mary E. Paetzold                         Officer and Director (Principal
                                          Financial and Accounting Officer)

 /s/ John E. Davies
 -----------------------                  Director                            January 20, 1997
 John E. Davies

 /s/ Jack D. Early
 -----------------------                  Director                            January 20, 1997
 Jack D. Early

 /s/ Esteban A. Ferrer
 -----------------------                  Director                            January 20, 1997
 Esteban A. Ferrer, Esquire

 /s/ Lowell N. Lewis
 -----------------------                  Director                            January 20, 1997
 Lowell N. Lewis

 /s/ John R. Sutley
 -----------------------                  Director                            January 20, 1997
 John R. Sutley