Form 10-K/A
period 1996-10-31
ECOGEN INC
filed 1997-01-22
CIK 814050

As filed with the Securities and Exchange Commission on January 22, 1997.
================================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A
                               AMENDMENT NO. 1
                                --------------
 /X/          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

                                   7,801,523

      (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 3, 1997)

                                     5,834

          (NUMBER OF SHARES OF CONVERTIBLE PREFERRED STOCK OUTSTANDING
                             AS OF JANUARY 3, 1997)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

              AMENDMENT NO. 1 TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED OCTOBER 31, 1996

        The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended October 31, 1996 for the sole purpose of adding the registrant's signature which was inadvertently omitted in the previously filed Form 10-K.



                                  SIGNATURE

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ECOGEN INC.


                                        By: /s/ Mary E. Paetzold
                                           ---------------------
                                           Mary E. Paetzold
                                           Vice President, Chief Financial
                                           Officer and Treasurer


Date:   January 20, 1997







                                  SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ECOGEN INC.


                                        By: /s/ Richard A. Deak
                                           --------------------
                                           Richard A. Deak
                                           Vice President, General Counsel and
                                           Secretary


Date:   January 22, 1997