Form 10-Q
period 1997-01-31
ECOGEN INC
filed 1997-03-17
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended January 31, 1997

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
                                               ---     ---
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                              Outstanding at March 1, l997
        -----                              ----------------------------
Common Stock, $.01 par value                     7,880,169

                                   ECOGEN INC.


                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
         January 31, l997 and October 3l, l996..............................  1

  Unaudited Consolidated Condensed Statements of Operations for the
         three months ended January 31, 1997 and 1996.......................  2

  Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the three months ended January 31, l997.................  3

  Unaudited Consolidated Condensed Statements of Cash Flows
         for the three months ended January 31, l997 and l996...............  4

  Notes to Unaudited Consolidated Condensed Financial
         Statements.........................................................  6

  Item 2 - Management's Discussion and Analysis of Results
         of Operations and Financial Condition.............................. 10


PART II - OTHER INFORMATION

  Item 6(a) - Exhibits...................................................... 14

PART I -- FINANCIAL INFORMATION

                          ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------
                                                     JANUARY 31,   OCTOBER 31,
ASSETS                                                  1997          1996
-------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents .......................$   2,842,191 $   5,620,701
  Temporary investments ...........................    2,500,023     3,990,410
  Contract and trade receivables ..................    1,523,827     1,783,605
  Inventory .......................................    7,294,622     6,854,472
  Prepaid expenses and other current assets .......      475,167       493,519
-------------------------------------------------------------------------------
    Total current assets                              14,635,830    18,742,707
-------------------------------------------------------------------------------
Plant and equipment, net ..........................    4,699,467     4,569,327
Intangible and other assets, net ..................      482,290       549,210
-------------------------------------------------------------------------------
                                                   $  19,817,587 $  23,861,244
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses .......... $   3,787,892 $   5,172,090
  Deferred contract revenue .......................      713,012     1,101,367
-------------------------------------------------------------------------------
    Total current liabilities                          4,500,904     6,273,457
-------------------------------------------------------------------------------
Long-term debt ....................................    1,203,109     1,297,469
Other long-term obligations .......................    1,925,489     1,887,078
Stockholders' equity:
  Preferred stock, par value $.01 per share;
    authorized 7,500,000 shares
    Series B convertible preferred stock --
      350,000 shares authorized; none and 5,834
      shares issued and outstanding in 1997 and
      1996, respectively (liquidation value
      $20 per share) ..............................      __                 58
  Common stock, par value $.01 per share;
    authorized 42,000,000 shares; issued 7,976,780
    and 7,928,171 shares in 1997 and 1996,
    respectively ..................................       79,768        79,282
  Additional paid-in capital ......................  117,545 074   117,548,065
  Accumulated deficit ............................. (103,968,356) (101,741,946)
  Other ...........................................   (1,468,401)   (1,482,219)
-------------------------------------------------------------------------------
    Total stockholders' equity                        12,188,085    14,403,240
-------------------------------------------------------------------------------
                                                   $  19,817,587 $  23,861,244
===============================================================================

                See Accompanying Notes To Unaudited Consolidated
                        Condensed Financial Statements.

------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                                                        JANUARY 31,
                                                                 1997               1996
------------------------------------------------------------------------------------------
Revenues:

  Product  sales,  net .............................        $   912,102         $  707,033
  Contract revenue .................................            710,301             73,867
  License and other income .........................                 --          4,813,049
  Interest income, net .............................             61,450             31,887
------------------------------------------------------------------------------------------
     Total revenues                                           1,683,853          5,625,836
------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold ............................            685,510            456,759
  Research and development:
    Funded by third parties ........................            240,807             73,867
    Self funded ....................................          1,194,444            947,558
  Selling, general and administrative ..............          1,787,689          1,705,159
------------------------------------------------------------------------------------------
     Total  costs and expenses                                3,908,450          3,183,343
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
Net income (loss)                                           ($2,224,597)        $2,442,493
==========================================================================================

Net income (loss)  per  common  share available to
   common stockholders                                           ($0.28)             $0.39
==========================================================================================

Weighted average number of common shares outstanding          7,844,000          6,052,000
==========================================================================================


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three months ended January 31, 1997
W

-----------------------------------------------------------------------------------------------------------------------
                                                                  CONVERTIBLE            ADDITIONAL
                                                                   PREFERRED   COMMON     PAID-IN        ACCUMULATED
                                                                     STOCK      STOCK     CAPITAL          DEFICIT
-----------------------------------------------------------------------------------------------------------------------
Balance November 1, 1996                                             $ 58      $79,282  $ 117,548,065   ($101,741,946)

Conversion of 5,834 shares of Series B convertible
     preferred stock to 44,030 shares of common stock ..........      (58)         440           (382)             --

Dividends on preferred stock ...................................       --           46         12,088          (1,813)

Transfer of 1,415 shares of Treasury Stock for Employee Benefits       --           --        (14,697)             --

Net reduction in unrealized gain on securities .................       --           --             --              --

Net loss .......................................................       --           --             --      (2,224,597)

-----------------------------------------------------------------------------------------------------------------------
Balance January  31,  1997                                           $  0      $79,768  $ 117,545,074   ($103,968,356)
=======================================================================================================================

-----------------------------------------------------------------------------------------------
                                                                       OTHER
                                                                   STOCKHOLDERS'
                                                                      EQUITY          TOTAL
-----------------------------------------------------------------------------------------------
Balance November 1, 1996                                          ($1,482,219)    $ 14,403,240

Conversion of 5,834 shares of Series B convertible
     preferred stock to 44,030 shares of common stock ..........           --               --

Dividends on preferred stock ...................................           --           10,321

Transfer of 1,415 shares of Treasury Stock for Employee Benefits       18,767            4,070

Net reduction in unrealized gain on securities .................       (4,949)          (4,949)

Net loss .......................................................           --       (2,224,597)

-----------------------------------------------------------------------------------------------
Balance January  31,  1997                                        ($1,468,401)    $ 12,188,085
===============================================================================================


See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------
                                                                               THREE MONTHS ENDED
                                                                                   JANUARY 31,
                                                                            1997                 1996
---------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net  income (loss) ..........................................        ($2,224,597)        $  2,442,493
   Adjustments  to  reconcile  net  income (loss)  to  net
      cash provided  by ( used  in ) operating  activities:
         Depreciation  and  amortization  expense ..............             93,664              108,479
         Unrealized  foreign  currency  transaction  gain (loss)             (1,627)             (14,875)
   Changes  in  assets  and  liabilities, net ..................         (1,816,124)           1,466,678

---------------------------------------------------------------------------------------------------------
Net  cash (used in) provided by operating  activities                    (3,948,684)           4,002,775
---------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of  temporary  investments .........          1,490,342                   --
   Purchase  of  plant and  equipment ..........................           (223,804)             (74,155)

---------------------------------------------------------------------------------------------------------
Net  cash provided by (used in)  investing  activities                    1,266,538              (74,155)
---------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Net proceeds  from  issuance  of  Series C preferred  stock .                 --            2,793,943
   Net proceeds  from  issuance  of  common  stock .............                 --            9,517,276
   Repayment of capital lease obligation .......................            (94,360)                  --

---------------------------------------------------------------------------------------------------------
Net  cash (used in) provided  by  financing  activities                     (94,360)          12,311,219
---------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------
Effect  of  foreign  exchange  rate  changes  on  cash                       (2,004)            (125,810)
---------------------------------------------------------------------------------------------------------

Net increase  (decrease)  in  cash  and  cash  equivalents .....         (2,778,510)          16,114,029

Cash  and  cash  equivalents,  beginning  of  period ...........          5,620,701            1,775,213

---------------------------------------------------------------------------------------------------------
Cash  and  cash  equivalents,  end  of  period                          $ 2,842,191         $ 17,889,242
=========================================================================================================
                                                                                             (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------
                                                                       THREE MONTHS ENDED
                                                                           JANUARY 31,
                                                                    1997               1996
-----------------------------------------------------------------------------------------------
Changes  in  assets  and  liabilities:
    Increase (decrease) in  prepaid  expenses  and
       other  current  assets .........................        $    18,352         ($  157,829)
    Increase  in  inventory ...........................           (374,131)           (654,007)
    Decrease in  receivables ..........................            259,778             127,885
    Decrease in  other  assets ........................             66,920             205,653
    Decrease in  accounts  payable
       and  accrued  expenses .........................         (1,360,143)         (1,053,758)
    (Decrease) increase in other long-term liabilities             (38,411)             27,879
    (Decrease) increase in  deferred  contract  revenue           (388,489)          2,970,850


-----------------------------------------------------------------------------------------------
       Changes  in  assets  and  liabilities,  net             $(1,816,124)        $ 1,466,673
===============================================================================================


--------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------

  During the first quarter of fiscal 1996, debt totalling approximately $201,000 was incurred by the Company for the acquisition of equipment.

  During the first quarter of fiscal 1997 and 1996, the Company issued 1,700 and 20,552 shares of common stock, respectively, as dividends on the Company's preferred stock.

  During the first quarter of fiscal 1997 and 1996, the Company issued 44,030 and 119,668 shares of its common stock upon conversion of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock.

  During the first quarter of fiscal 1997, the Company transferred 1,415 shares of Treasury Stock to outstanding shares pursuant to certain employee benefit plans.
================================================================================



See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            JANUARY 31, 1997 AND 1996



(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BASIS OF PRESENTATION:

       The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form l0-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, l996 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

       The results of operations for the interim period ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

       OPERATIONS:

       The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. The Company has not yet achieved profitable operations and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent, among other things, on the success of the Company's commercialization efforts and market acceptance of the Company's products.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS, CONTINUED


       NET INCOME (LOSS) PER COMMON SHARE:

       Net income (loss) per common share adjusted for preferred stock dividends of $1,815 and $52,975, in the three months ended January 31, 1997 and 1996, respectively, is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding using the modified treasury stock method since the effect would be anti-dilutive for both primary and fully diluted earnings per share.

(2)    INVENTORY

       At January 31, l997, inventory consisted of raw materials of $2,605,321, work-in-progress of $1,629,448 and finished products of $3,059,853.

(3)    MONSANTO TRANSACTION

       In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate purchase price of $5.0 million in cash which was recorded as license and other income in the first quarter of 1996; (ii) the sale by the Company to Monsanto of 943,397 shares of Common Stock at $10.60 per share for an aggregate purchase price of $10.0 million in cash during the first quarter; and (iii) a four-year research and development collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $.3 million and $3.0 million was received in the first quarter of 1997 and 1996, respectively and recorded as deferred contract revenue. Such contract revenue will be recorded as earned under the terms of the agreement. Under this agreement, the Company recognized as contract revenue approximately $.7 million and none in the three months ended January 31, 1997 and 1996, respectively.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  (CONTINUED)


(3)    MONSANTO TRANSACTION (CONTINUED)

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

(4)    LONG-TERM DEBT

       The Company has obtained a $2.1 million line of credit to be used for the leasing of production equipment. At January 31, 1997 and 1996, the Company had borrowed approximately $1.9 million and $.8 million under the line of credit. The Company is required to pay interest only until the equipment is delivered at which time the notes are converted to a capital lease obligation. The lease facility requires a 15% security deposit which has been made.

       In July 1996, the Company established a two year revolving working capital line of credit with a commercial bank for up to $5,000,000. Borrowings under this line are required to be fully collateralized by certain of the Company's investments. As of January 31, 1997 there have been no borrowings under this agreement.

(5)    STOCKHOLDERS' EQUITY

       PREFERRED STOCK


       In November 1995, the Company raised $2.8 million, net of expenses, from institutional investors from the private placement of 122,000 shares of 8% Series C Convertible Preferred Stock (the "Series C Preferred Stock"). All of the Series C Preferred Stock have been converted into shares of the Company's Common stock in accordance with its terms.


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                   CONTINUED


       STOCKHOLDERS' EQUITY (CONTINUED)

       During the first quarter of fiscal 1997 and 1996, the Company issued 44,030 and 119,668 shares of its common stock upon conversation of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. Further, in the first quarter of fiscal 1997 and 1996, the Company issued 1,700 and 20,552 shares of its common stock, respectively, in payment of dividends on its preferred stock.

       COMMON STOCK

       In January 1996, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which effected a one-for-five reverse stock split (the "Reverse Split") of the Company's outstanding shares of common stock.

       In April 1996, the Company's Board of Directors authorized a program to purchase up to 350,000 shares of the Company's common stock over a two year period. As of January 31, 1997, 92,000 shares have been purchased in the open market pursuant to this program.

       In December 1997, the Board of Directors granted the Company's U.S. employees, excluding officers, the right to exchange 224,360 options at exercise prices from $2.75 to $15.63 for new options at an exercise price of $2.56, the fair market value at the new grant date. The new options generally vest over a three year period.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  THREE MONTHS ENDED JANUARY 31, 1997 AND 1996


OVERVIEW

For the first three months of fiscal 1997, total revenues decreased from $5.6 million in 1996 to $1.7 million in 1997, due to a nonrecurring upfront fee from the Monsanto Company of $4.8 million recorded in the first quarter of 1996. Total revenues excluding this nonrecurring fee in 1996 more than doubled during the first quarter of 1997. Product sales increased 29% from $.7 million to $.9 million for the three months ended January 31, 1996 and 1997, respectively. For the three months ended January 31, 1997, the Company reported a net loss of ($2.2) million or ($.28) per share compared to net income of $2.4 million or $.39 per share in 1996 on weighted average shares of 7.8 million and 6.1 million in 1997 and 1996, respectively. The difference between the net loss of ($2.2) million for the three month period ended January 31, 1997 and the net income of $2.4 million for the same period in 1996 is principally the $4.8 million in other revenue recognized in January 1996 from the Company's strategic alliance with Monsanto.

THREE MONTHS ENDED January 31, 1997 AND 1996

REVENUES

Net product sales increased 29% to $.9 million compared with $.7 million in the first quarter of 1996, the first quarter typically being the Company's slowest quarter, due to the seasonality of the agricultural marketplace. Sales of the Company's Bt product line, representing 55% of total sales, increased 13% due to increased volume in the first quarter of 1997 from the comparable period in 1996 due principally to higher international sales. Pheromone product sales, representing 19% of total sales, decreased 36% principally due to decreased volume including decreased sales of NoMate (R) TPW, for control of tomato pinworm on tomatoes, and a decrease in government contracts for trap and lure products. The Company expects that both shortfalls will be made up during the remainder of fiscal 1997. Biofungicide sales, representing 27% of total sales in the first quarter of 1997, were not sold by the Company in the same period in 1996. Such sales are the result of the resumption of sales of AspireTM biofungicide into the post harvest market. During the fourth quarter of fiscal 1996, the Company had announced manufacturing problems associated with this product. Subsequent to the end of the first quarter, the Company has filled the balance of a 1996 purchase order from its distributor in the post harvest market.

Other revenues decreased $4.1 million in the current period, due primarily to $4.8 million in nonrecurring upfront fees from revenue recognized in the first quarter of 1996 pursuant to the Company's strategic alliance with Monsanto partially offset by higher research contract revenue from Monsanto in the first quarter of fiscal 1997. Research contract revenue increased from $.1 million to $.7 million in the first fiscal quarter of 1997 when compared to the same quarter in 1996, since 1997 represents the first full year of the Monsanto Research and Development Contract.

COSTS AND EXPENSES

Cost of products sold increased 50% due principally to the increase in product sales. Gross margins decreased to 25% in 1997 compared to 35% in 1996. This decrease was due primarily to changes in product mix and higher costs on initial production of new products.

Research and development costs increased $.4 million or 41% principally as a result of start-up costs associated with process development for CRYMAXTM and Aspire, two of the Company's new products. After the announcement of manufacturing problems associated with equipment design failures, the Company began working on developing alternative processes for the manufacturing of its new water dispersible granule products. Selling, general and administration expenses increased $.1 million or 5% primarily as a result of higher public relations and investor relations costs in the current quarter.

Net loss for the three months ended January 31, 1997 was ($2.2) million, compared to net income of $2.4 million for the same period in 1996. Net loss per share for the three months ended January 31, 1997 was ($.28), compared to net income per share of $.39 on weighted average shares outstanding of 7.8 million and 6.1 million in the first quarter of 1997 and 1996, respectively. Excluding the Monsanto other income in 1996, the net loss for the first fiscal quarter improved 6% from ($2.4) million in 1996 to ($2.2) million in the first quarter of fiscal 1997.

SEASONALITY OF BUSINESS

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring through fall. Commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season which may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1997, the Company had cash and liquid investments of $5.3 million, representing a net decrease of $4.3 million from October 31, 1996. The decrease was due to $3.9 million of cash used in operations, $.2 million used for capital expenditures and $.1 million for repayment of capital lease obligations for the purchase of equipment. Negative cash flows from operations during the three months ended January 31, 1997 of $3.9 million principally funded the net loss of $2.2 million and a reduction in accounts payable and accrued expenses of $1.4 million.

The Company has financed its working capital needs primarily through private and public offerings of equity securities, research revenues and license and other fees from research and development contracts and product sales.

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital and cash flow generated from total revenues in 1997 should be sufficient to meet its capital and liquidity requirements for fiscal 1997 based on reduced spending levels, if necessary. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. The Company may need additional financing to support current levels of product development and commercialization in 1997. There is no assurance that such financing will be available on terms acceptable to the Company or at all. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

The Company has a $2.1 million line of credit to be used for the leasing of equipment. To date, approximately $1.9 million has been borrowed under the line of credit. The Company has commitments for $.2 million of capital expenditures as of March 3, 1997.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Inventory increased $.4 million as a result of building inventories for sales in the second quarter. Accounts payable and accrued expenses decreased $1.4 million due to timing of payments to vendors and refunds paid to distributors in the first quarter of fiscal 1997 for product returns in the fourth quarter of fiscal 1996. Deferred contract revenue decreased $.4 million during the three months ended January 31, 1997 due to amounts earned under the Monsanto Research and Development Agreement relating to certain Bt technology for use in plants.

In late February 1997 the Financial Accounting Standards Board issued FASB Statement No. 128 "Earnings per Share". The Company is beginning to assess the effect of this statement but does not believe the statement will have significant impact because the Company's common stock equivalents are presently anti-dilutive and therefore are excluded from earnings per share calculations.

The discussion set forth in this document contains forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from expected results. The Company intends to market and sell a number of newly introduced products over the next several weeks and months. These products, some of which utilize new formulations, have not to date been produced on a commercial scale or produced on a commercial scale that has been replicated. Certain of the manufacturing processes for such products include newly developed equipment and techniques which may not be successfully incorporated into the manufacturing process in time to meet targeted sales opportunities. Additional risks and uncertainties include: (i) the market acceptance of the Company's current and newly introduced products; (ii) the efficacy, pricing, ease of use and performance of the Company's products; (iii) the successful development, registration, commercialization and marketing of technologically advanced new products; (iv) the continued and uninterrupted supply of the Company's products from third party toll manufacturers and the continued financial viability of such manufacturers; (v) economic and environmental considerations which impact agricultural crop production and agricultural crop protection including the amount of acres of target crops planted, the cost and efficacy of competitive products, weather conditions and the level of insect and disease infestation on target crops, and (vi) the ability of the Company to fund its strategic priorities through operations or access to capital markets.

PART II - OTHER INFORMATION


Item 6(a)         Exhibits

Exhibit No.       Description

10.125            Form of Indemnification Agreement for Directors and Officers

27                Financial Data Schedule

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    March 17, 1997


                                ECOGEN INC.



                                By: /s/ JAMES P. REILLY, JR.
                                   ---------------------------------------------
                                    James P. Reilly, Jr.
                                    Chairman and Chief Executive
                                    Officer



                                By: /s/ MARY E. PAETZOLD
                                   ---------------------------------------------
                                    Mary E. Paetzold
                                    Vice President and Chief Financial Officer