Form 10-Q
period 1997-04-30
ECOGEN INC
filed 1997-06-16
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 1997

                          Commission File Number 1-9579


                                   Ecogen Inc.
             (Exact name of registrant as specified in its charter)



             Delaware                                         22-2487948
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)



2005 Cabot Boulevard West, Langhorne, Pennsylvania                      19047
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
                                              ---       ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                   Outstanding at June 1, l997
          -----                   ---------------------------
Common Stock, $.01 par value             7,992,072

                                   ECOGEN INC.


                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

   Unaudited Consolidated Condensed Balance Sheets as of
      April 30, l997 and October 3l, l996......................................1

   Unaudited Consolidated Condensed Statements of Operations
      for the three months and six months ended April 30, 1997
      and 1996 ................................................................2

   Unaudited Consolidated Condensed Statement of Stockholders'
      Equity for the six months ended April 30, l997...........................3

   Unaudited Consolidated Condensed Statements of Cash Flows
      for the six months ended April 30, l997 and l996.........................4

   Notes to Unaudited Consolidated Condensed Financial
      Statements...............................................................6

   Item 2 - Management's Discussion and Analysis of Results
      of Operations and Financial Condition...................................10


PART II - OTHER INFORMATION

   Item 2 - Changes in Securities.............................................15

   Item 4 - Submission of Matters to Vote of Securities Holders...............15

   Item 6(a) - Exhibits.......................................................15

PART I - FINANCIAL INFORMATION

                           ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

Assets                                                                                APRIL 30,         OCTOBER 31,
                                                                                        1997               1996
                                                                                    -------------      -------------
Current  assets:
   Cash, cash  equivalents and temporary investments ..........................     $   1,793,620      $   9,611,111
   Contract and trade receivables, net ........................................         2,470,732          1,783,605
   Inventory ..................................................................         8,053,662          6,854,472
   Prepaid expenses and other current assets ..................................           582,419            493,519
                                                                                    -------------      -------------
      Total  current  assets ..................................................     $  12,900,433         18,742,707
                                                                                    -------------      -------------
Plant and equipment, net ......................................................         4,650,034          4,569,327
Intangible and other assets, net ..............................................           770,339            549,210
                                                                                    -------------      -------------
                                                                                    $  18,320,806      $  23,861,244
                                                                                    =============      =============
Liabilities and Stockholders' Equity

Current liabilities:
   Accounts  payable  and  accrued  expenses ..................................     $   4,191,121      $   5,172,090
   Deferred  contract  revenue ................................................           711,250          1,101,367
                                                                                    -------------      -------------
        Total  current  liabilities ...........................................     $   4,902,371          6,273,457
                                                                                    -------------      -------------
Long-term debt ................................................................         1,100,835          1,297,469
Other long-term obligations ...................................................         1,788,392          1,887,078
Stockholders'  equity:
   Preferred  stock,  par  value $.01 per  share; authorized  7,500,000 shares
      Series B convertible preferred stock - 350,000 shares authorized;
          none and 5,834 shares issued and outstanding in 1997 and 1996,
          respectively (liquidation value $20 per share)  .....................                --                 58
   Common  stock,  par  value $.01 per  share;  authorized  42,000,000 shares;
         issued 8,115,335 and 7,928,171 shares  in  1997 and 1996,
         respectively..........................................................            81,153             79,282
   Additional  paid-in  capital ...............................................       117,927,266        117,548,065
   Accumulated  deficit .......................................................      (106,015,612)      (101,741,946)
   Other ......................................................................        (1,463,599)        (1,482,219)
                                                                                    -------------      -------------
        Total  stockholders'  equity ..........................................        10,529,208         14,403,240
                                                                                    -------------      -------------
                                                                                    $  18,320,806      $  23,861,244
                                                                                    =============      =============

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                    APRIL 30,                        APRIL 30,
                                          ----------------------------      ----------------------------
                                              1997             1996             1997            1996
                                          -----------      -----------      -----------      -----------
Revenues:

  Product  sales,  net ..............     $ 2,661,913      $ 3,213,031      $ 3,574,015      $ 3,920,064
  Contract revenue ..................         713,762          618,104        1,424,063          691,971
  License and other income ..........              --          200,000               --        5,013,049
  Interest income, net ..............          56,215          246,923          117,665          278,810
                                          -----------      -----------      -----------      -----------
     Total revenues .................       3,431,890        4,278,058        5,115,743        9,903,894
                                          -----------      -----------      -----------      -----------
Costs and expenses:

  Cost of products sold .............       1,778,014        1,858,863        2,463,524        2,315,622
  Research and development:
    Funded by third parties .........         346,722          305,859          587,529          379,726
    Self funded .....................       1,042,686          955,781        2,237,130        1,903,339
  Selling, general and administrative       2,313,537        1,976,423        4,101,226        3,681,582
                                          -----------      -----------      -----------      -----------
     Total  costs and expenses ......       5,480,959        5,096,926        9,389,409        8,280,269
                                          -----------      -----------      -----------      -----------
Net income (loss) ...................     ($2,049,069)     ($  818,868)     ($4,273,666)     $ 1,623,625
                                          ===========      ===========      ===========      ===========
Net income (loss)  per  common  share
   available to common stockholders .     ($     0.26)     ($     0.12)     ($     0.54)     $      0.23
                                          ===========      ===========      ===========      ===========
Weighted average number of common
   shares outstanding ...............       7,929,000        7,148,000        7,886,000        6,594,000
                                          ===========      ===========      ===========      ===========

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                           ECOGEN INC. AND SUBSIDIARIES

         UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                          Six months ended April 30, 1997


                                                                 CONVERTIBLE                     ADDITIONAL
                                                                  PREFERRED        COMMON         PAID-IN       ACCUMULATED
                                                                    STOCK           STOCK         CAPITAL        DEFICIT
                                                                -------------   -------------  -------------   -------------
Balance November 1, 1996 .....................................  $          58   $      79,282  $ 117,548,065   ($101,741,946)

Conversion of 5,834 shares of Series B convertible
     preferred stock to 44,030 shares of common stock ........            (58)            440           (382)             --

Dividends on preferred stock .................................             --              46         12,088              --

Issuance of 5,028 shares of common stock for employee benefits             --              25        (18,745)             --

Issuance of 136,000 shares of common stock ...................             --           1,360        386,240              --

Net reduction in unrealized gain on securities ...............             --              --             --              --

Net  loss ....................................................             --              --             --      (4,273,666)
                                                                -------------   -------------  -------------   -------------
Balance April 30, 1997 .......................................  $           0   $      81,153  $ 117,927,266   ($106,015,612)
                                                                =============   =============  =============   =============

                                                                  OTHER
                                                               STOCKHOLDERS'
                                                                  EQUITY           TOTAL
                                                               -------------   -------------
Balance November 1, 1996 ..................................... ($  1,482,219)  $  14,403,240

Conversion of 5,834 shares of Series B convertible
     preferred stock to 44,030 shares of common stock ........            --              --

Dividends on preferred stock .................................            --          12,134

Issuance of 5,028 shares of common stock for employee benefits        23,569           4,849

Issuance of 136,000 shares of common stock ...................            --         387,600

Net reduction in unrealized gain on securities ...............        (4,949)         (4,949)

Net  loss ....................................................            --      (4,273,666)
                                                               -------------   -------------
Balance April 30, 1997 ....................................... ($  1,463,599)  $  10,529,208
                                                               =============   =============

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                             SIX MONTHS ENDED
                                                                                 APRIL 30,
                                                                          1997              1996
                                                                      ------------      ------------
Cash  flows  from  operating  activities:
   Net  income (loss) ...........................................     ($ 4,273,666)     $  1,623,625
   Adjustments  to  reconcile  net  income (loss)  to  net
      cash provided  by ( used  in ) operating  activities:
         Depreciation  and  amortization  expense ...............          186,240           221,967
         Unrealized  foreign  currency  transaction  gain (loss).           (1,627)            2,716
    Changes  in  assets  and  liabilities, net ..................       (3,389,539)       (1,781,230)
                                                                      ------------      ------------
Net  cash (used in) provided by operating  activities ...........       (7,478,592)           67,078
                                                                      ------------      ------------
Cash  flows  from  investing  activities:
   Purchase  of  plant and  equipment ...........................         (146,622)         (258,613)
                                                                      ------------      ------------
Net  cash used in  investing  activities ........................         (146,622)         (258,613)
                                                                      ------------      ------------
Cash  flows  from  financing  activities:
   Net proceeds  from  issuance  of  Series C preferred  stock ..               --         2,793,943
   Net proceeds  from  issuance  of  common  stock ..............               --         9,470,299
   Purchase of treasury stock ...................................               --           (15,000)
   Repayment of capital lease obligation ........................         (192,277)                0
                                                                      ------------      ------------
Net  cash (used in) provided  by  financing  activities .........         (192,277)       12,249,242
                                                                      ------------      ------------
Effect  of  foreign  exchange  rate  changes  on  cash ..........               --              (943)
                                                                      ------------      ------------
Net increase  (decrease)  in  cash  and  cash  equivalents ......       (7,817,491)       12,056,764
                                                                      ------------      ------------
Cash  and  cash  equivalents,  beginning  of  period ............        9,611,111         1,775,213
                                                                      ------------      ------------
Cash  and  cash  equivalents,  end  of  period ..................     $  1,793,620      $ 13,831,977
                                                                      ============      ============

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                                                                  Six months ended
                                                                      April 30,
                                                               1997             1996
                                                            -----------      -----------
Changes  in  assets  and  liabilities:
    (Increase) decrease in  prepaid  expenses  and
       other  current  assets .........................     $    42,114      ($  239,358)
    Increase  in  inventory ...........................      (1,267,110)        (186,028)
    Increase in  receivables ..........................        (687,127)      (2,122,391)
    Decrease in  other  assets ........................           1,812          206,333
    Decrease in  accounts  payable
       and  accrued  expenses .........................        (993,764)      (1,837,387)
    (Decrease) increase in  deferred  contract  revenue        (390,117)       2,438,737
    Decrease in other long-term liabilities ...........         (95,347)         (41,136)
                                                            -----------      -----------
       Changes  in  assets  and  liabilities,  net ....     ($3,389,539)     ($1,781,230)
                                                            ===========      ===========

--------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------

     In the first six months of fiscal 1996, debt totalling approximately $1,178,000 was incurred by the Company for the acquisition of equipment.

     In the first six months of fiscal 1997 and 1996, the Company issued 44,030 and 704,373 shares of its common stock upon conversion of the Company's convertible preferred stock.

     In the first six months of fiscal 1997 and 1996, the Company issued 1,700 and 18,621 shares of common stock, respectively, as dividends on the Company's preferred stock.

     In the first six months of fiscal 1997, the Company transferred 2,508 shares of treasury stock to outstanding shares pursuant to certain employee benefit plans.

     In the first six months of fiscal 1997, the Company issued 136,000 shares of common stock in satisfaction of future royalty obligations.

================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             APRIL 30, 1997 AND 1996



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

     The results of operations for the interim period ended April 30, 1997 are not necessarily indicative of the operating results for the full year.

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

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                    CONTINUED


     NET INCOME (LOSS) PER COMMON SHARE:

     Net income (loss) per common share adjusted for preferred stock dividends of $1,815 and none, respectively, in the six months and three months ended April 30, 1997, and $103,128 and $50,153, respectively, in the six months and three months ended April 30, 1996, is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding using the modified treasury stock method since the effect would be anti-dilutive for both primary and fully diluted earnings per share.

(2)  INVENTORY

     At April 30, l997, inventory consisted of raw materials of $2,533,338, work-in-progress of $2,002,412 and finished products of $3,517,912.

(3)  MONSANTO TRANSACTION

     In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate purchase price of $5.0 million in cash which was recorded as license and other income in the first quarter of 1996; (ii) the sale by the Company to Monsanto of 943,397 shares of Common Stock at $10.60 per share for an aggregate purchase price of $10.0 million in cash during the first quarter; and (iii) a four-year research and development ("R&D") collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $2.5 million and $3.0 million was received in the first six months of 1997 and 1996, respectively and recorded as deferred contract revenue. Such contract revenue will be recorded as earned under the terms of the agreement. Under this agreement, the Company recognized as contract revenue approximately $1.4 million and $.7 million in the six months ended April 30, 1997 and 1996, respectively. Subsequent to April 30, 1997, Monsanto prepaid the remainder of its fiscal 1997 obligation under the R&D contract representing the funding of expected research costs under the contract through the first quarter of fiscal 1998.

                                                                    (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(3)  MONSANTO TRANSACTION (CONTINUED)

     As part of the agreement, Monsanto has agreed to maintain its ownership position during the term of the research and development agreement and Monsanto is prohibited, during the first three years following the closing, from acquiring more than 25% of the Company's voting stock without the Company's consent, except in certain circumstances primarily related to a change of control of the Company. Monsanto was granted certain demand and piggyback registration rights with respect to its shares. In addition, Monsanto has a right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company except in certain circumstances defined in the applicable agreement. Further, Monsanto has the right to terminate the R&D contract upon the occurrence of certain events involving a change in control of the Company or a sale of substantially all of the assets of the Company as defined in the agreement.

(4)  LONG-TERM DEBT

     The Company has a $2.1 million line of credit for leasing of production equipment. At April 30, 1997, the Company had borrowed approximately $1.9 million, respectively, under the line of credit. The Company is required to pay interest only until the equipment is delivered and accepted at which time the notes are converted to capital lease obligations.

     In July 1996, the Company established a two year revolving working capital line of credit with a commercial bank for up to $5,000,000. Borrowings under this line are required to be fully collateralized by certain of the Company's investments. As of April 30, 1997 there have been no borrowings under this agreement.

(5)  STOCKHOLDERS' EQUITY

     PREFERRED STOCK


     In November 1995, the Company raised $2.8 million, net of expenses, from institutional investors from the private placement of 122,000 shares of 8% Series C Convertible Preferred Stock (the "Series C Preferred Stock"). All of the Series C Preferred Stock has been converted into shares of the Company's Common stock in accordance with its terms.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

     STOCKHOLDERS' EQUITY (CONTINUED)

     During the first six months of fiscal 1997 and 1996, the Company issued 44,030 and 704,373 shares, respectively, of its common stock upon conversion of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. Further, in the first six months of fiscal 1997 and 1996, the Company issued 1,700 and 18,621 shares, respectively, of its common stock in payment of dividends on its preferred stock.

     COMMON STOCK

     In January 1996, the shareholders approved an amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which effected a one-for-five reverse stock split (the "Reverse Split") of the Company's outstanding shares of common stock.

     In April 1996, the Company's Board of Directors authorized a program to purchase up to 350,000 shares of the Company's common stock over a two year period. As of April 30, 1997, 92,000 shares have been purchased in the open market pursuant to this program.

     In December 1996, the Board of Directors granted the Company's U.S. employees, excluding officers, the right to exchange 224,360 options at exercise prices from $2.75 to $15.63 for new options at an exercise price of $2.56, the fair market value at the new grant date. The new options generally vest over a three year period.

     In April 1997, the Company issued 136,000 unregistered shares of its common stock in satisfaction of a royalty obligation. In exchange for the common stock the Company also was assigned certain patents and patent applications. In connection therewith, the Company recorded a prepaid royalty of $387,600 during the second quarter of 1997. The holder of the shares has certain demand and piggyback registration rights with respect to the shares of common stock.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1997 AND 1996


OVERVIEW

For the first six months of fiscal 1997, total revenues decreased $4.8 million from $9.9 million in fiscal 1996 to $5.1 million in fiscal 1997, due to a nonrecurring upfront fee from the Monsanto Company recorded in the first quarter of fiscal 1996. Product sales decreased 9% from $3.9 million for the six months ended April 30, 1996 to $3.6 million for the six months ended April 30, 1997. For the six months ended April 30, 1997, the Company reported a net loss of ($4.3) million or ($.54) per share compared to net income of $1.6 million or $.23 per share in the comparable period in fiscal 1996 on weighted average shares of 7.9 million and 6.6 million, respectively, in fiscal 1997 and 1996. The difference between the net loss of ($4.3) million for the six month period ended April 30, 1997 and the net income of $1.6 million for the same period in fiscal 1996 is principally the $4.8 million in other revenue recognized in January 1996 from the Company's strategic alliance with Monsanto Company ("Monsanto") and increased operating costs.

SIX MONTHS ENDED APRIL 30, 1997 AND 1996

REVENUES

Net product sales decreased $.3 million or 9% to $3.6 million in the first six months of fiscal 1997 compared with $3.9 million in the comparable period in fiscal 1996. Sales of the Company's Bt product line, representing 46% of total sales, decreased 30% due to decreased volume in the first six months of fiscal 1997 from the comparable period in 1996 principally as a result of lower sales of Condor, a Bt bioinsecticide for the cotton market, caused by a delay in planting cotton due to unfavorable weather conditions and lower cotton acreage available for sprayable Bt products due to increased usage of Bt cotton seeds. Pheromone product sales, representing 34% of total sales, decreased 8% principally due to decreased sales of NoMate PBW for control of pink bollworm in the cotton market, partially offset by sales of the Company's new NoMate OLR product for control of the omnivorous leafroller in vine and tree fruits. Biofungicide product sales, representing 20% of total sales increased 164% due to increased volume of Ecogen's two biofungicide products, Aspire and AQ10. The minor shortfall in product sales during the first six months of fiscal 1997 is not expected to have a major impact on the Company's ability to grow product sales in 1997. The Company anticipates stronger sales during the second half of fiscal 1997 as it launches its new products into the fruits and vegetables market.

Other revenues decreased $4.4 million in the current period, due primarily to $4.8 million in nonrecurring upfront fees recognized in the first six months of fiscal 1996 pursuant to the Company's strategic alliance with Monsanto partially offset by higher research contract revenues from Monsanto in the first six months of fiscal 1997. Research contract revenues increased from $.7 million to $1.4 million in the first half of fiscal 1997 when compared to the same period in 1996, reflecting the fact that fiscal 1997 represents the first full year of the Monsanto Research and Development Contract.

COSTS AND EXPENSES

Cost of products sold increased 6% due to increased costs for, among other things, raw materials etc. Gross margins decreased to 31% in 1997 compared to 41% in 1996. This decrease was due primarily to changes in product mix and higher costs on initial production of new products.

Research and development costs increased $.5 million or 24% principally as a result of increased process development costs for CRYMAX and Aspire, two of the Company's new products. After the announcement of manufacturing problems associated with equipment design failures, the Company began working on developing alternative processes for the manufacturing of its new water dispersible granule products. An alternative process is now in full scale commercial production for both products. Selling, general and administration expenses increased $.4 million or 11% primarily as a result of planned higher marketing and promotional expenses including costs associated with significant expansion to the Company's field sales force at the end of fiscal 1996, as the Company aggressively launches several new products into the fruits and vegetables market.

Net loss for the six months ended April 30, 1997 was ($4.3) million, compared to net income of $1.6 million for the same period in 1996. Net loss per share was ($.54), compared to net income per share of $.23 on weighted average shares outstanding of 7.9 million and 6.6 million, respectively, in the first six months of fiscal 1997 and 1996. Excluding the Monsanto nonrecurring upfront payment in fiscal 1996, the net loss for the first half increased from ($3.2) million in fiscal 1996, compared to ($4.3) million in fiscal 1997 principally due to increased operating costs.

THREE MONTHS ENDED APRIL 30, 1997 AND 1996

REVENUES

Net product sales decreased 17% to $2.7 million compared with $3.2 million in the second quarter of 1996, due primarily to a decrease in Bt product sales resulting from the Company's shift in strategic direction with less dependence on the cotton market for sprayable Bt products to the Company's focus on the fruits and vegetables market where the lion share of products are purchased and applied later in the year. Sales of the Company's Bt product line, representing 43% of total sales, decreased 40% due primarily to decreased volume in the second quarter of fiscal

1997 from the comparable period in 1996. Pheromone product sales, representing 39% of total sales in the second quarter of fiscal 1997, remained substantially consistent with 1996. Lower sales of NoMate PBW, for control of pink bollworm in cotton, and a decrease in government contracts for trap and lure products, were substantially offset by initial sales of NoMate OLR, for control of omnivorous leafroller on grapes and kiwi. Biofungicide sales, representing 18% of total sales in the second quarter of fiscal 1997, increased 76% due to increased volume over the same period in 1996.

Other revenues decreased $.3 million in the current period, due primarily to certain upfront fees from Decco in 1996 and lower interest income resulting from lower cash balances in fiscal 1997.


COSTS AND EXPENSES

Cost of products sold decreased 4%. Gross margins decreased to 33% in 1997 compared to 42% in 1996. This decrease was due primarily to changes in product mix and higher costs on initial production of new products.

Research and development costs increased $.1 million or 10% principally as a result of start-up costs associated with process development for CRYMAX(TM) and Aspire, two of the Company's new products. Selling, general and administration expenses increased $.3 million or 17% primarily as a result of higher marketing and promotional costs.

Net loss for the three months ended April 30, 1997 was ($2.0) million, compared to net loss of ($.8) million for the same period in 1996. Net loss per share for the three months ended April 30, 1997 was ($.26), compared to net loss per share of ($.12) on weighted average shares outstanding of 7.9 million and 7.1 million, respectively, in the second quarter of fiscal 1997 and 1996.

SEASONALITY OF BUSINESS

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring through fall. Commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season which may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year and quarter-to-quarter are also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had cash and liquid investments of $1.8 million, representing a net decrease of $7.8 million from October 31, 1996. The decrease was due to $7.5 million of cash used in operations, $.1 million used for capital expenditures and $.2 million for repayment of capital lease obligations for the purchase of equipment. Cash used in operations during the six months ended April 30, 1997 principally funded the net loss of $4.3 million, an increase in receivables of $.7 million, an increase in inventory of $1.3 million and a reduction in accounts payable and accrued expenses of $1.0 million.


To date, the Company has not generated positive cash flow from operations. The Company has financed its working capital needs primarily through private and public offerings of equity securities, research contract revenues, license and other fees and product sales. The Company believes that its existing working capital and cash flows generated from total revenues in 1997 should be sufficient to meet its capital and liquidity requirements for fiscal 1997 based on reduced spending levels. The Company will need additional financing to support current levels of product development and commercialization over the short-term. There is no assurance that such financing will be available on terms acceptable to the Company or at all. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Inventory increased $1.3 million as a result of building inventories for sales in the second half of fiscal 1997. Trade receivables increased $.7 million due to the seasonality of sales. Accounts payable and accrued expenses decreased $1.0 million due to timing of payments to vendors and refunds paid to distributors in the first quarter of fiscal 1997 for product returns in the fourth quarter of fiscal 1996. Deferred contract revenue decreased $.4 million during the six months ended April 30, 1997 due to amounts earned under the Monsanto Research and Development Agreement relating to certain Bt technology for use in plants.

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

PART II - OTHER INFORMATION


ITEM 2(c): Changes in Securities

        In April 1997, the Company issued 136,000 unregistered shares of its common stock to PruTech Research & Development Partnership II ("PruTech") in satisfaction of a royalty obligation of the Company to PruTech through fiscal 2005. In exchange for the common stock, the Company also was assigned certain patents and patent applications. In connection with the transaction, the Company recorded a prepaid royalty of $387,000, calculated based on the estimated fair value of the unregistered shares, during the second quarter of 1997. PruTech has certain registration rights with respect to the shares of common stock. The shares were issued to PruTech in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D under the Securities Act of 1933, as amended.


ITEM 4: Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of the Stockholders on March 5, 1997, at which time matters were submitted to a vote of the stockholders and were approved:

I. Election of John E. Davies, Jack D. Early, Esteban A. Ferrer, Lowell N. Lewis, Mary E. Paetzold, James P. Reilly, Jr. and John R. Sutley to serve on the Board of Directors of the Company until the next annual meeting.

II. Ratification of the appointment of KPMG Peat Marwick LLP as independent auditors to audit the Company's books and accounts for the fiscal year 1997.


Item 6(a): Exhibits

Exhibit No.         Description
-----------         -----------

3.1 Restated Certificate of Incorporation of Ecogen Inc., filed with the Secretary of State of the State of Delaware on October 16, 1992. (Form 10-K for fiscal year ended December 31, 1992.)*

3.8                 By-Laws of Ecogen Inc., as amended. (Form S-1 Registration
                    Statement.)*

10.125 Amendment No. 1 to Research and Development Agreement by and between Monsanto Company and Ecogen Inc. dated May 22, 1997.

27                  Financial Data Schedule

                                   Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: June 16, 1997


                              ECOGEN INC.



                              By:  /s/ JAMES P. REILLY, JR.
                                   ------------------------------
                                   James P. Reilly, Jr.
                                   Chairman and Chief Executive
                                   Officer



                              By:  /s/ MARY E. PAETZOLD
                                   ------------------------------
                                   Mary E. Paetzold
                                   Vice President and Chief Financial Officer