Form 10-K/A
period 1996-10-31
ECOGEN INC
filed 1997-07-30
CIK 814050

     As filed with the Securities and Exchange Commission on July 29, 1997.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

   [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                      [X]     YES                  [ ] NO

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


GEOGRAPHIC SEGMENT DATA



                  Information regarding geographic segment data is provided in
Note 14 of Notes to Consolidated Financial Statements.

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


               The regulation of field development and testing, as well as the commercial sale, of Ecogen's biopesticide products varies widely outside of the United States. Some countries permit the field development testing and sale of biopesticide products registered for commercial sale in the United States and in such countries, biopesticides are regulated like chemical pesticides. These countries require significantly more toxicity and ecotoxicity studies than are required in the United States for biopesticides, as well as a minimum of two years field efficacy studies, for registration for commercial sales. Due to the variety of regulatory structures in countries other than the United States and the evolving nature of such regulatory schemes, the impact of government regulation of biopesticides on Ecogen's international business can not be assessed at this time.


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

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1995 COMPARED TO UNAUDITED PRO FORMA YEAR ENDED OCTOBER 31, 1994

     REVENUES


               Total revenues decreased $10.9 million or 48% in fiscal 1995 compared to the same period in 1994 principally due to lower research contract revenue as a result of the acquisition of ETech. As a result of the Company's acquisition of a majority interest in ETech, ETech is included in the Company's consolidated financial statements and intercompany contract revenue between the Company and ETech is eliminated in consolidation beginning in fiscal 1995. Prior to that time, the Company recorded research contract revenue from ETech in its consolidated financial statements. See Note 8 to Notes of Consolidated Financial Statements. Product sales in 1995 approximated the same level as the comparable period in 1994. Sales of Bt products increased marginally due to volume increases in 1995 despite adverse weather conditions in the Mississippi Delta, the Company's primary sales region for its Bt product line. Sales of the Company's pheromone product line decreased 3% as a result of volume primarily due to economic uncertainties in the Mexican market and inventory carryover in the Pacific Northwest. Gross margins on product sales increased to 40% in 1995 from 31% in the same period in 1994 in spite of the fact that pheromone product sales, other than pursuant to government contracts, which generally have the highest gross margins, decreased in 1995. The increase in gross margins in 1995 reflects the continuing impact of lower manufacturing costs due to improvements made to the Bt manufacturing process.


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


               The Company has $6.0 million revolving line of credit with a commercial bank. Borrowings under this line are required to be fully collateralized by the Company's investment portfolio. At October 31, 1996, the Company had not utilized this line of credit.


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


               The Company's ability to increase operating revenues and achieve profitability is affected by a number of factors including the market acceptance and successful distribution of the Company's products, the level of insect and disease infestation on target crops, competition, weather and the successful and cost-effective manufacturing processes. The Company must also continue to invest in improving current products and developing new technology. Accordingly, the trend in losses from operations is expected to continue in fiscal 1997 and until revenue from product sales reach a higher level.


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

(a)(3)        Exhibits

Exhibit No.                            Description



3.1 Restated Certificate of Incorporation of Ecogen Inc. (Form 10-Q for the fiscal quarter ended January 31, 1996)*




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

10.41 Form of Director Indemnification Agreement between Ecogen Inc. and the members of the Board of Directors. (Form 10-K for fiscal year ended December 31, 1987)*





---------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.
                                       25

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



                                                   /s/ KPMG Peat Marwick LLP


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


         Included in trade accounts payable are $616,000 of refunds due to customers for product returns in October 1996.


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
                                                ==========   ========           =========  ========      ========

                                    SIGNATURE



                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  ECOGEN INC.



                                  By:/s/ James P. Reilly, Jr.
                                     -------------------------------------
                                     James P. Reilly, Jr.
                                     Chairman and Chief Executive Officer



Date:    July 29, 1997



                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated as of the 29th of July, 1997.



Signature                                            Title                                            Date
---------                                            -----                                            ----
/s/ James P. Reilly, Jr.                             Chairman of the Board,                  July 29, 1997
------------------------                             President and Chief Executive
James P. Reilly, Jr.                                 Officer (Principal Executive Officer)


/s/ Mary E. Paetzold                                 Vice President, Chief Financial         July 29, 1997
--------------------                                 Officer and Director (Principal
Mary E. Paetzold                                     Financial and Accounting Officer)



            *                                        Director                                July 29, 1997
---------------------------
John E. Davies


            *                                        Director                                July 29, 1997
---------------------------
Jack D. Early


            *                                        Director                                July 29, 1997
---------------------------
Esteban A. Ferrer


            *                                        Director                                July 29, 1997
---------------------------
Lowell N. Lewis


            *                                        Director                                July 29, 1997
---------------------------
John R. Sutley


*/s/ Mary E. Paetzold                                Attorney-in-fact                        July 29, 1997
 --------------------
Mary E. Paetzold