Form 10-Q/A
period 1997-04-30
ECOGEN INC
filed 1997-07-30
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
                                 Amendment No. 1

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

                AMENDMENT NO. 1 TO QUARTERLY REPORT ON FORM 10-Q
                   FOR THE FISCAL QUARTER ENDED APRIL 30, 1997

       The undersigned registrant hereby amends ITEM 6(a) of its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1997 to read in its entirety as set forth below:


ITEM 6(a):     Exhibits

Exhibit No.    Description

3.1 Restated Certificate of Incorporation of Ecogen Inc. (Form 10-Q for fiscal quarter ended January 31, 1996.)*

3.8            By-Laws of Ecogen Inc., as amended. (Form S-1 Registration
               Statement.)*

10.125 Amendment No. 1 to Research and Development Agreement by and between Monsanto Company and Ecogen Inc. dated May 22, 1997.

27             Financial Data Schedule


------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, and File No. 33-40319 in the case of the Form S-1 Registration Statement).

                                   Signatures


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  July 29, 1997


                                ECOGEN INC.



                                By:  /s/ JAMES P. REILLY, JR.
                                     ------------------------------------------
                                     James P. Reilly, Jr.
                                     Chairman and Chief Executive Officer



                                By:  /s/ MARY E. PAETZOLD
                                     ------------------------------------------
                                     Mary E. Paetzold
                                     Vice President and Chief Financial Officer