Form 10-K/A
period 1996-10-31
ECOGEN INC
filed 1997-08-07
CIK 814050

     As filed with the Securities and Exchange Commission on August 7, 1997.
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3



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

Item I is hereby amended to read in its entirety as set forth below:



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



               The regulation of field development and testing, as well as the commercial sale, of Ecogen's biopesticide products varies widely outside of the United States. Some countries permit the field development testing and sale of biopesticide products registered for commercial sale in the United States upon the filing of certain notifications or other non-extensive documentation. In other countries the regulation of biopesticides is not as well defined as in the United States and in such countries, biopesticides are regulated like chemical pesticides. These countries require significantly more toxicity and ecotoxicity studies than are required in the United States for biopesticides, as well as a minimum of two years field efficacy studies, for registration for commercial sales. Due to the variety of regulatory structures in countries other than the United States and the evolving nature of such regulatory schemes, the impact of government regulation of biopesticides on Ecogen's international business can not be assessed at this time.



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

                                  ECOGEN INC.

                                  By:/s/ James P. Reilly, Jr.
                                     -------------------------------------
                                     James P. Reilly, Jr.
                                     Chairman and Chief Executive Officer

Date:    August 6, 1997



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-K/A has been signed by the following persons in the capacities indicated as of the 6th of August, 1997.



Signature                                            Title                                            Date
---------                                            -----                                            ----
/s/ James P. Reilly, Jr.                             Chairman of the Board,                  August 6, 1997
------------------------                             President and Chief Executive
James P. Reilly, Jr.                                 Officer (Principal Executive Officer)


/s/ Mary E. Paetzold                                 Vice President, Chief Financial         August 6, 1997
--------------------                                 Officer and Director (Principal
Mary E. Paetzold                                     Financial and Accounting Officer)



            *                                        Director                                August 6, 1997
---------------------------
John E. Davies


            *                                        Director                                August 6, 1997
---------------------------
Jack D. Early


            *                                        Director                                August 6, 1997
---------------------------
Esteban A. Ferrer


            *                                        Director                                August 6, 1997
---------------------------
Lowell N. Lewis


            *                                        Director                                August 6, 1997
---------------------------
John R. Sutley


*/s/ Mary E. Paetzold                                Attorney-in-fact                        August 6, 1997
 --------------------
Mary E. Paetzold