Form 10-Q
period 1997-07-31
ECOGEN INC
filed 1997-09-19
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended July 31, 1997

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


         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No___.

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                               Outstanding at September 1, l997

Common Stock, $.01 par value                              8,026,646

                                   ECOGEN INC.


                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets as of
         July 31, l997 and October 3l, l996..................................................................1

     Unaudited Consolidated Condensed Statements of Operations for the three months and nine months ended July 31, 1997
         and 1996 ...........................................................................................2

     Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the nine months ended July 31, l997......................................................3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the nine months ended July 31, l997 and l996....................................................4

     Notes to Unaudited Consolidated Condensed Financial
         Statements..........................................................................................6

     Item 2 - Management's Discussion and Analysis of Results
         of Operations and Financial Condition..............................................................10


PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings.............................................................................15

     Item 2 - Changes in Securities ........................................................................15

     Item 6(a) - Exhibits...................................................................................15

PART I -- FINANCIAL INFORMATION


                          ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------

Assets                                                                             JULY 31,                   OCTOBER 31,
                                                                                     1997                        1996
------------------------------------------------------------------------------------------------------------------------------------
Current assets:
 Cash, cash equivalents and temporary investments.............................    $   3,385,364              $   9,611,111
 Contract and trade receivables, net..........................................        2,570,398                  1,783,605
 Inventory....................................................................        7,980,641                  6,854,472
 Prepaid expenses and other current assets....................................          412,343                    493,519
------------------------------------------------------------------------------------------------------------------------------------
    Total current assets                                                             14,348,746                 18,742,707
------------------------------------------------------------------------------------------------------------------------------------

 Plant and equipment, net.....................................................        4,444,591                  4,569,327
 Intangible and other assets, net.............................................          768,528                    549,210
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  $  19,561,865              $  23,861,244
====================================================================================================================================

Liabilities and Stockholders' Equity

------------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
 Accounts payable and accrued expenses........................................    $   4,475,142              $   5,172,090
 Deferred contract revenue....................................................        1,765,057                  1,101,367
------------------------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                         6,240,199                  6,273,457
------------------------------------------------------------------------------------------------------------------------------------

Long-term debt................................................................          987,121                  1,297,469
Other long-term obligations...................................................        1,768,300                  1,887,078
8% senior subordinated convertible note.......................................        1,500,000                         --
Stockholders' equity:
 Preferred stock, par value $.01 per share: authorized 7,500,000 shares
  Series B convertible preferred stock - 350,000 shares authorized;
    none and 5,834 shares issued and outstanding in 1997 and 1996,
    respectively (liquidation value $20 per share)............................               --                         58
 Common stock, par value $.01 per share; authorized 42,000,000 shares;
    issued 8,118,610 and 7,928,171 shares in 1997 and 1996, respectively......           81,186                     79,282
 Additional paid-in capital...................................................      117,913,818                117,548,065
 Accumulated deficit..........................................................     (107,315,836)              (101,741,946)
 Other........................................................................       (1,612,923)                (1,482,219)
------------------------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                        9,066,245                 14,403,240
------------------------------------------------------------------------------------------------------------------------------------
                                                                                  $  19,561,865              $  23,861,244
====================================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                              JULY 31,                       JULY 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                         1997        1996                1997        1996
                                                                     ---------------------------------------------------------------
Revenues:

 Product sales, net................................................    $4,110,311     $4,592,207      $ 7,684,326    $ 8,512,271
 Contract revenue..................................................       719,877        772,163        2,143,940      1,464,134
 License and other income..........................................            --             --               --      5,013,049
 Interest income, net..............................................        56,989        179,684          174,653        458,494
------------------------------------------------------------------------------------------------------------------------------------
   Total revenues                                                       4,887,177      5,544,054       10,002,919     15,447,948
------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

 Cost of products sold.............................................     2,642,256      2,816,150        5,105,780      5,131,772
 Research and development:
  Funded by third parties..........................................       291,163        251,311          878,692        631,037
  Self funded......................................................       863,980        878,485        3,101,110      2,781,824
 Selling, general and administrative...............................     2,390,001      2,308,436        6,491,227      5,990,018
------------------------------------------------------------------------------------------------------------------------------------
   Total costs and expenses                                             6,187,400      6,254,382       15,576,809     14,534,651
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                     $(1,300,233)     $(710,328)     $(5,573,890)   $   913,297
====================================================================================================================================

Net income (loss) per common share
 available to common stockholders                                          $(0.16)        $(0.09)          $(0.70)         $0.11
====================================================================================================================================

Weighted average number of common
 shares outstanding                                                     8,025,000      7,627,000        7,934,000      6,941,000
====================================================================================================================================






See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JULY 31, 1997

                                        CONVERTIBLE                 ADDITIONAL                           OTHER
                                         PREFERRED      COMMON       PAID-IN        ACCUMULATED      STOCKHOLDERS'
                                           STOCK        STOCK        CAPITAL          DEFICIT           EQUITY          TOTAL
-------------------------------------------------------------------------------------------------------------------------------
BALANCE NOVEMBER 1, 1996                    $58        $79,282     $117,548,065    $(101,741,946)    $(1,482,219)    $14,403,240

Conversion of 5,834 shares of Series B
  convertible stock to 44,030 shares
  of common stock.......................    (58)           440             (382)          --              --              --

Dividends on preferred stock............    --              46           12,088           --              --              12,134

Issuance of 5,028 shares of common stock
  for employee benefits.................    --              58          (32,193)          --              61,173          29,038

Issuance of 136,000 shares of common stock
  in settlement of a royalty obligation...  --           1,360          386,240           --               --            387,600

Foreign currency translation..............  --             --             --              --            (183,681)       (183,681)

Net reduction in unrealized gain on
  securities..............................  --             --             --              --              (8,196)         (8,196)

Net loss..................................  --             --             --          (5,573,890)          --         (5,573,890)

-----------------------------------------------------------------------------------------------------------------------------------
BALANCE JULY 31, 1997                       --         $81,186     $117,913,818    $(107,315,836)      $(1,612,923)   $9,066,245
===================================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------

                                                              NINE MONTHS ENDED
                                                                   JULY 31,
                                                            1997         1996
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net (loss) income.................................. ($5,573,890)  $  913,297
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
      Depreciation and amortization expense..........     305,673      323,736
      Other..........................................      67,201       (2,635)
  Changes in assets and liabilities net..............  (2,068,009)  (2,647,139)

-------------------------------------------------------------------------------
Net cash used in operating activities                  (7,303,875)  (1,412,741)
-------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchase of plant and equipment....................    (138,932)    (510,232)

-------------------------------------------------------------------------------
Net cash used in investing activities                    (138,932)    (510,232)
-------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of Series C preferred
    stock............................................          --    2,793,943
  Net proceeds from issuance of common stock.........          --    9,335,266
  Net proceeds from issuance of common shares under
    stock option plan................................       9,752           --
  Net proceeds from issuance of Senior Subordinated
    Convertible Note.................................   1,500,000           --
  Purchase of treasury stock.........................          --     (234,438)
  Repayment of capital lease obligation..............    (291,477)    (166,214)

-------------------------------------------------------------------------------
Net cash provided by financing activities               1,218,275   11,728,557
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Effect of foreign exchange rate changes on cash            (1,215)      (1,457)
-------------------------------------------------------------------------------

Net (decrease) increase in cash and cash equivalents.. (6,225,747)   9,804,127

Cash and cash equivalents, beginning of period........  9,611,111    1,775,213

-------------------------------------------------------------------------------
Cash and cash equivalents, end of period               $3,385,364  $11,579,340
===============================================================================

                                                                    (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------
                                                                                NINE MONTHS ENDED
                                                                                     JULY 31,
                                                                      1997                   1996
-------------------------------------------------------------------------------------------------------------
Changes in assets and liabilities:
   (Increase) decrease in prepaid expenses and
      other current assets.....................................  $    81,176             $   (27,985)
   (Increase) decrease in inventory............................   (1,126,169)                 67,109
   Increase in receivables.....................................     (889,694)             (2,951,404)
   Decrease in other assets....................................      133,432                  22,151
   Decrease in accounts payable................................                                  --
      and accrued expenses.....................................     (781,057)             (1,469,099)
   Increase in deferred contract revenue.......................      663,690               1,770,145
   Decrease in other long-term liabilities.....................     (184,237)                (57,756)

-------------------------------------------------------------------------------------------------------------
   Changes in assets and liabilities, net                        $(2,068,009)            $(2,647,139)
=============================================================================================================

-------------------------------------------------------------------------------
Noncash investing and financing activities:
-------------------------------------------------------------------------------

In the first nine months of fiscal 1996, debt totalling approximately $1,075,000 was incurred by the Company for the acquisition of equipment.

In the first nine months of fiscal 1997 and 1996, the Company issued 44,030 and 756,184 shares of its common stock upon conversion of the Company's convertible preferred stock.

In the first nine months of fiscal 1997 and 1996, the Company issued 13,572 and 20,552 shares of common stock, respectively, as dividends on the Company's preferred stock.

In the first nine months of fiscal 1997, the Company transferred 4,684 shares of treasury stock to outstanding shares pursuant to certain employee benefit plans.

In the first nine months of fiscal 1997, the Company issued 136,000 shares of common stock in satisfaction of future royalty obligations.
===============================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JULY 31, 1997 AND 1996



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

         The results of operations for the interim period ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

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


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

               NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
                             STATEMENTS, CONTINUED


         NET INCOME (LOSS) PER COMMON SHARE:

         Net income (loss) per common share adjusted for preferred stock dividends of $1,815 and none, respectively, in the nine months and three months ended July 31, 1997, and $116,700 and $13,572, respectively, in the nine months and three months ended July 31, 1996, is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding using the modified treasury stock method since the effect would be anti-dilutive for both primary and fully diluted earnings per share.

(2)      INVENTORY

         At July 31, l997, inventory consisted of raw materials of $2,313,981, work-in-progress of $1,774,993 and finished products of $3,891,667.

(3)      MONSANTO TRANSACTION

         In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate purchase price of $5.0 million in cash which was recorded as license and other income in the first quarter of 1996; (ii) the sale by the Company to Monsanto of 943,397 shares of Common Stock at $10.60 per share for an aggregate purchase price of $10.0 million in cash during the first quarter; and
         (iii) a four-year research and development ("R&D") collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $2.9 million and $3.0 million was received in the first nine months of 1997 and 1996, respectively and recorded as deferred contract revenue. Such contract revenue is recorded as earned under the terms of the agreement. Under this agreement, the Company recognized as contract revenue approximately $2.1 million and $1.5 million in the nine months ended July 31, 1997 and 1996, respectively. In the third quarter of fiscal 1997, Monsanto prepaid the remainder of its fiscal 1997 obligation under the R&D contract representing the funding of expected research costs under the contract through the first quarter of fiscal 1998. Subsequent to July 31, 1997, Monsanto advanced $1.0 million

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  (CONTINUED)


(3)      MONSANTO TRANSACTION (CONTINUED)

         of commercialization success fees which, under the agreement, were payable at such time as Monsanto commercializes a product with Ecogen's technology.

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

(4)      LONG-TERM DEBT

         In July 1997, the Company sold, in a private placement, a $1.5 million 8% senior subordinated convertible note (the "Note") to an institutional shareholder of the Company. Assuming the conversion of the Note, such shareholder would have a beneficial interest of 11%. The
         Note is due in July 2002 and is convertible by the holder, at any time, into shares of the Company's common stock at $3.00 per share. At the Company's option, interest on the Note may be payable in cash or common stock. The Company may redeem the Note, at its option, at any time after July 2000 provided that the Company's common stock has traded for a specified period for at least 150% of the conversion price. The conversion price under certain circumstances is subject to adjustment. The holder of the Note has certain demand and piggyback registration rights and a right of first refusal under certain circumstances for certain equity offerings.

         In July 1996, the Company established a two year revolving working capital line of credit with a commercial bank for up to $5,000,000. Borrowings under this line are required to be fully collateralized by certain of the Company's investments. As of July 31, 1997 there have been no borrowings under this line of credit.


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



         During the first nine months of fiscal 1997 and 1996, the Company issued 44,030 and 756,184 shares, respectively, of its common stock upon conversion of the Company's Series B Convertible Preferred Stock and Series C Convertible Preferred Stock. Further, in the first nine months of fiscal 1997 and 1996, the Company issued 4,579 and 20,552 shares, respectively, of its common stock in payment of dividends on its preferred stock.

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

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1997 AND 1996


OVERVIEW

For the first nine months of fiscal 1997, total revenues decreased $5.4 million from $15.4 million in fiscal 1996 to $10.0 million in fiscal 1997, due principally to a nonrecurring upfront fee of $4.8 million from the Monsanto Company recorded in the first quarter of fiscal 1996. Product sales decreased 10% from $8.5 million for the nine months ended July 31, 1996 to $7.7 million for the nine months ended July 31, 1997. For the nine months ended July 31, 1997, the Company reported a net loss of ($5.6) million or ($.70) per share compared to net income of $0.9 million or $.11 per share in the comparable period in fiscal 1996 on weighted average shares of 7.9 million and 6.9 million, respectively. The difference between the net loss of ($5.6) million for the nine month period ended July 31, 1997 and the net income of $0.9 million for the same period in fiscal 1996 is principally the $4.8 million in other revenue recognized in January 1996 from the Company's strategic alliance with Monsanto Company ("Monsanto") and $1.1 million of increased operating costs of which $.6 million relates to unexpected process development costs associated with since-resolved manufacturing problems.

NINE MONTHS ENDED JULY 31, 1997 AND 1996

REVENUES

Net product sales decreased $.8 million or 10% to $7.7 million in the first nine months of fiscal 1997 compared with $8.5 million in the comparable period in fiscal 1996 due to a decrease of $2.9 million of product sales into the cotton market replaced in part by sales of new products into the fruits and vegetables market consistent with the Company's shift in strategic direction. Sales of the Company's Bt product line, representing 42% of total sales, decreased $1.3 million or 29% due to decreased volume in the first nine months of fiscal 1997 from the comparable period in 1996 principally as a result of expected lower sales of Condor, a Bt bioinsecticide, in the cotton market as a result of this market adopting a greater use of transgenic Bt cotton seeds offset partially by sales of Crymax, a new Bt bioinsecticide for the fruits and vegetables market. Pheromone product sales, representing 35% of total sales, decreased $.9 million or 25% principally due to decreased sales of NoMate PBW for control of pink bollworm also in the cotton market, partially offset by sales of the Company's new NoMate OLR product for control of the omnivorous leafroller in vine and tree fruits. Biofungicide product sales, representing 23% of total sales increased $1.4 million or 350% due to increased volume of Ecogen's two new biofungicide products, Aspire and AQ10. The Company expects that the shortfall in product sales during the first nine months of fiscal 1997 over 1996 will be reversed in the fourth quarter of 1997 where the Company expects to see growth in product sales.

Other revenues decreased $4.6 million in the current period, due primarily to $4.8 million in nonrecurring upfront fees recognized in the first nine months of fiscal 1996 pursuant to the Company's strategic alliance with Monsanto. Research contract revenue increased from $1.5 million to $2.1 million in the first nine months of fiscal 1997 when compared to the same period in 1996, reflecting the fact that fiscal 1997 represents the first full year of the Monsanto research and development contract. Other income, exclusive of the non-recurring Monsanto revenue, decreased $.4 million primarily as a result of decreased interest income as a result of lower funds available for investments.

COSTS AND EXPENSES

Gross margins on product sales decreased to 34% in 1997 compared to 40% in 1996. This decrease was due primarily to higher costs on initial production of new products and lower sales of high margin pheromone NoMate products.

Total operating costs were $10.5 million in the first nine months of fiscal 1997 compared to $9.4 million in 1996 representing an increase of $1.1 million or 12%. Research and development costs increased $.6 million or 17% principally as a result of increased process development costs for CRYMAX and Aspire, two of the Company's new products. After the announcement of manufacturing problems associated with equipment design failures, the Company began working on developing alternative processes for the manufacturing of its new water dispersible granule products. An alternative process is now in full scale commercial production for both products. Selling, general and administration expenses increased $.5 million or 8% primarily as a result of planned higher marketing and promotional expenses including costs associated with significant expansion to the Company's field sales force at the end of fiscal 1996, as the Company aggressively launches several new products into the fruits and vegetables market.

Net loss for the nine months ended July 31, 1997 was ($5.6) million, compared to net income of $.9 million for the same period in 1996. Net loss per share was ($.70), compared to net income per share of $.11 on weighted average shares outstanding of 7.9 million and 6.9 million, respectively, in the first nine months of fiscal 1997 and 1996. Excluding the Monsanto nonrecurring upfront payment in fiscal 1996, the net loss for the first nine months increased from ($3.9) million in fiscal 1996, compared to ($5.6) million in fiscal 1997 principally due to increased costs, lower margins and lower sales as discussed above.

THREE MONTHS ENDED JULY 31, 1997 AND 1996

REVENUES

Net product sales decreased $.5 million or 10% to $4.1 million compared with $4.6 million in the third quarter of 1996. Sales of the Company's Bt product line, representing 39% of total sales, decreased $.6 million or 27% due primarily to decreased volume in the third quarter of fiscal 1997 from the comparable period in 1996. Pheromone product sales, representing 36% of total sales in the third quarter of fiscal 1997, decreased $.8 million or 35% due primarily to decreased volume. The biofungicide product line, representing 25% of product sales in the third quarter of fiscal 1997, increased $.9 million or 804% for the third quarter of 1996. The decrease in both the Bt product line and the pheromone product lines is the result of lower sales into the cotton market as discussed previously, partially offset by sales of new products into the fruits and vegetables market. Biofungicide sales increased as a result of increased volume as the Company continues commercial development of its two new biofungicide products, Aspire and AQ10.

COSTS AND EXPENSES

Gross margins on product sales decreased to 36% in the third fiscal quarter of 1997 when compared to 39% gross margins in the same period in fiscal 1996. Although gross margins for fiscal 1997 have decreased principally due to production start-up costs, gross margins in the third quarter of 1997 improved to 36% from 33% and 25%, respectively, in the previous two quarters in fiscal 1997. The third quarter margins were also negatively impacted by product mix, as a result of lower sales of pheromone NoMate products that carry high margins.

Total operating costs were $3.5 million in the third quarter of 1997 consistent with the $3.4 million in operating costs in fiscal 1996. Operating costs had run higher than 1996 in the first two quarters of 1997 as a result of process development costs due to since-resolved manufacturing problems associated with the Company's new products that was announced in the fourth quarter of fiscal 1996 and higher selling and marketing costs as a result of expansion of the Company's field staff in the second half of 1996.

Net loss for the three months ended July 31, 1997 was ($1.3) million, compared to net loss of ($.7) million for the same period in 1996. Net loss per share for the three months ended July 31, 1997 was ($.16), compared to net loss per share of ($.09) on weighted average shares outstanding of 8.0 million and 7.6 million, respectively, in the third quarter of fiscal 1997 and 1996. The increase in the net loss is principally attributable to lower product sales and lower gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had cash and liquid investments of $3.4 million, representing a net decrease of $6.2 million from October 31, 1996. The decrease was due to $7.3 million of cash used in operations and $.1 million used for capital expenditures, offset by $1.2 million provided by financing activities. Cash used in operations during the nine months ended July 31, 1997 principally funded the net loss of $5.6 million, an increase in receivables of $.9 million and an increase in inventory of $1.1 million cash provided by financing activities in fiscal 1997 represents proceeds from the issuance of a Senior Subordinated Convertible Note of $1.5 million partially offset by repayment of capital lease obligations of $.3 million.

To date, the Company has not generated positive cash flow from operations. The Company has financed its working capital needs primarily through private and public offerings of equity securities, research contract revenues, license and other fees and product sales. The Company believes that its existing working capital and anticipated cash flows in fiscal 1997 should be sufficient to meet its capital and liquidity requirements for fiscal 1997. The Company will need additional financing to support current levels of product development and commercialization in fiscal 1998. There is no assurance that such financing will be available on terms acceptable to the Company or at all. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Inventory increased $1.1 million from October 31, 1996 as a result of building inventories of new products for the fall fruits and vegetables market. Trade receivables increased $.9 million from the end of fiscal 1996 due to the seasonality of sales. Accounts payable and accrued expenses decreased $.8 million from October 31, 1996 due to timing of payments to vendors and refunds paid to distributors in the first quarter of fiscal 1997 for product returns in the fourth quarter of fiscal 1996. Deferred contract revenue increased $.7 million during the nine months ended July 31, 1997 due to advanced payments from Monsanto under the research and development agreement relating to certain Bt technology for use in plants, net of earned contract revenue in fiscal 1997.

In late February 1997, the Financial Accounting Standards Board issued FASB Statement No. 128 "Earnings per Share". The Company is beginning to assess the effect of this statement but does not believe the statement will have significant impact because the Company's common stock equivalents are presently anti-dilutive and therefore are excluded from earnings per share calculations.

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


PART II - OTHER INFORMATION

Item 1:           Legal Proceedings

         In June, 1997 the United States Patent and Trademark Office declared an interference between an Ecogen patent application and a patent of Mycogen Corporation regarding Bt gene Cry1F. The interference was declared as a result of action taken by the Company to have the Patent Office declare that Ecogen, not Mycogen, should be recognized as the first to invent the Cry1F gene and that the Company should be awarded the patent with respect to Cry1F. An interference is a proceeding in the Patent Office in which the Patent Office determines which party was first to invent an invention. The Company is a defendant in a patent infringement lawsuit brought by Mycogen Corporation in which Mycogen alleges that Ecogen's Lepinox(TM) bioinsecticide infringes two Mycogen patents, one of which is the subject of the interference. The lawsuit was filed by Mycogen in the United States District Court for the Southern District of California and seeks damages and injunctive relief. The Company has denied the allegations made by Mycogen in the lawsuit and is vigorously defending the action and does not expect that the outcome of the litigation will have a material adverse effect on the Company's consolidated financial statements.

Item 2:           Changes in Securities

         On July 10, 1997, the Company and United Equities (Commodities) Company ("United Equities") entered into a Convertible Senior Subordinated Note Purchase Agreement pursuant to which United Equities purchased $1.5 million aggregate principal amount of the Company's 8% Convertible Senior Subordinated Note due July 10, 2002 (the "Note"). The terms of the Note include interest of 8% per annum payable in cash or common stock at the Company's option, conversion to common stock at a conversion price of $3.00 per share which price may be adjusted upon the occurrence of certain events, certain demand and piggyback registration rights and a right of first refusal under certain circumstances for certain equity offerings by the Company. The Company may redeem the Note, at its option after July, 2000 provided that the Company's common stock has traded for a specified period for at least 150% of the conversion price. The Note was issued to United Equities in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D under the Securities Act 1933, as amended.

Item 6(a):        Exhibits

Exhibit No.       Description

3.1               Restated Certificate of Incorporation of Ecogen Inc.
                  (Form 10-Q for fiscal quarter ended January 31, 1996.)*

3.8               By-Laws of Ecogen Inc., as amended.  (Form S-1 Registration
                  Statement.)*

27                Financial Data Schedule

----------

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


Date: September 18, 1997


                                       ECOGEN INC.



                                       By: /s/ JAMES P. REILLY, JR.
                                           -------------------------------
                                           James P. Reilly, Jr.
                                           Chairman and Chief Executive
                                           Officer



                                       By: /s/ MARY E. PAETZOLD
                                           -------------------------------
                                           Mary E. Paetzold
                                           Vice President and Chief Financial
                                           Officer