Form 10-K405
period 1997-10-31
ECOGEN INC
filed 1998-02-13
CIK 814050

   As filed with the Securities and Exchange Commission on February 13, 1998.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

   [x]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1997

                                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the Transition period from ________ to __________

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

                        [X]    YES                    NO [ ]

 THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
            OF THE REGISTRANT IS $11,394,063 OF JANUARY 15, 1998. (A)

                                    8,001,680

      (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 15, 1998)

                                     ------

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

                     DOCUMENTS INCORPORATED BY REFERENCE

      Definitive Proxy Statement with respect to the Annual Meeting of Stockholders scheduled to be held in April 2, 1998, to be filed by Ecogen Inc. with the Commission (hereinafter the "Proxy Statement") is incorporated by reference into Part III of this Form 10-K.


(A) Excludes 1,490,787 shares of common stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the common stock outstanding as of January 15, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I


ITEM 1.     BUSINESS

INTRODUCTION

            Ecogen Inc. ("Ecogen" or the "Company"), a Delaware corporation incorporated in 1983, is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Ecogen's product revenues are generated by sales of biological insecticides derived from the bacterial microorganism Bacillus thuringiensis ("Bt"), various pest control and crop pollination products based on pheromone and related technologies, and biological fungicide products for the control of powdery mildew and post-harvest rot disease. In addition, Ecogen is developing for introduction into certain niche markets insecticidal nematode-based products for the control of insect pests. Ecogen was the first company to sell genetically enhanced biological pesticide products which are registered with the United States Environmental Protection Agency (the "U.S. EPA") for commercial sale. In addition, Ecogen is the only company to have received U.S. EPA approvals to sell Bt insecticides incorporating a recombinant Bt strain. The Company's fiscal year begins on November 1, and ends on October
31. Unless the context otherwise requires, all references in this document to a particular year shall mean the Company's fiscal year.

TECHNOLOGY

            Many naturally-occurring organisms are either antagonistic to or produce substances toxic to agricultural pests. These include a variety of microorganisms such as bacteria, yeast, fungi, viruses and protozoans that either directly kill or produce compounds that interfere with certain insects, fungal pathogens or plant disease organisms. In addition, more complex organisms such as insecticidal nematodes (microscopic round worms) that attack insect pests have been long recognized as a potential source of pest control. Insect pheromones, which are natural odors emitted by insects, are also a recognized source of environmentally compatible, biorational insect pest control. All of these natural agents when isolated and formulated as commercially useful products are commonly called "biopesticides." A glossary of certain terms used in this section is set forth at the end of this section.

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

            These natural genetic approaches to Bt bioinsecticide development can be applied, however, only to those plasmids that can be transferred or cured. Certain insecticidal proteins are encoded by plasmids that are not transferable, and some plasmid combinations are unstable or yield undesired insecticidal activities. Under these circumstances, the development of genetically manipulated strains of Bt having novel activities against specific insects is greatly facilitated by the application of recombinant DNA technology. Ecogen has developed a proprietary Bt-based cloning vector system, its SSR System(TM), that utilizes recombinant DNA technology to develop new Bt strains having either increased potency or activity on a broader array of insect species through protein engineering. Ecogen believes that the use of Bt (as opposed to other microorganisms) as the host microorganism in which new Bt insecticidal gene combinations are constructed facilitates regulatory review in obtaining field trial permission and subsequent registrations for recombinant-derived products. For example, in July, 1992, Ecogen received a generic approval from the United States Environmental Protection Agency to field test recombinant Bt insecticides using this approach. In February, 1996, the Company received U.S. EPA approval to commercialize CRYMAX(R) Bioinsecticide and in December, 1996, the Company received U.S. EPA approval to commercialize Lepinox(TM) Bioinsecticide, each of which is a recombinant Bt product based on a Bt strain into which protein genes from different Bt strains were combined. Ecogen's genetically enhanced bioinsecticides contain multiple insecticidal genes and have complex modes of action, and Ecogen therefore believes that pest populations will have difficulty developing resistance to them.

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

            A fungal hyperparasite, Ampelomyces quisqualis, has been identified that infects most, if not all, types of powdery mildews harmful to agricultural products. Ecogen has obtained an exclusive license to this hyperparasite. Powdery mildew is a significant fungal disease affecting many crops. Special structures of the mildew penetrate the plant epidermal cells and feed on cellular tissue, causing dwarfing of the plant and fruit and cosmetic damage which is particularly undesirable on fresh produce. Plants severely infected with these pathogens have reduced yields. Historically, chemical fungicides have been used for the control of these fungal pathogens, but these pathogens can develop resistance to these chemical fungicides over time. In response to this market need, the Company developed its AQ10(R) Biofungicide, which is based on the fungal hyperparasite Ampelomyces quisqualis, for use in an integrated pest management system with other fungicide products to control powdery mildew. AQ10 was the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew.

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

      Glossary

            The following Glossary of terms may be helpful in understanding the technology described in this document.


           Ampelomyces quisqualis - A parasitic fungus with a host range that includes numerous powdery mildew species.

Bacillus thuringiensis -           Spore-forming bacteria that produces
                                   insecticidal crystal proteins during
                                   sporulation. Many different varieties of Bt exist in nature producing crystal proteins with a wide range of insecticidal activity.

Conjugal transfer -                Natural genetic transfer system
                                   operating in bacteria that involves the
                                   exchange of plasmid DNA.

Gene - Smallest unit of inheritance occupying a specific site on a DNA molecule (chromosome).

Hyperparasite -                    A parasite of a parasitic organism, e.g. a
                                   fungus that lives off of a plant parasitic fungus.

Insecticidal crystal protein -     Proteins produced by sporulating Bacillus
                                   thuringiensis bacteria that form crystalline inclusions within the cell.

Insecticidal nematodes -           Microscopic round worms that penetrate,
                                   infect and kill insect pests.

Plasmid -                          Small, usually circular, DNA molecule that
                                   is separate from the bacterial chromosome and that is not absolutely required for cell viability.

Protein -                          Molecules composed of chains of amino
                                   acids. Examples of proteins are enzymes, hormones, and antibodies.

Protein engineering -              Technology of altering specific properties of
                                   protein by introducing structural changes in the protein molecule. Changes are introduced by making changes in the DNA encoding the protein using recombinant DNA technology.

Recombinant DNA -                  May also be referred to as genetic
                                   engineering and involves the in vitro cutting and splicing of DNA molecules. DNA encoding desired trait is joined to DNA molecule that is subsequently introduced into host organism.

SSR System(TM) -                   Ecogen's proprietary site
                                   specific recombination system for the
                                   construction of recombinant Bt strains
                                   lacking foreign DNA.

Transconjugant -                   Bacterial cell that is produced as a result
                                   of the conjugation process.

Vector - A genetic construct that can transfer genetic material from one host to another.

RELATIONSHIP WITH MONSANTO

            On January 24, 1996, the Company closed a transaction with Monsanto forming a strategic alliance for development of the Company's proprietary Bt technology.

            Under the terms of the agreement, Monsanto purchased 943,397 shares of Ecogen common stock for $10.60 per share for an aggregate purchase price of $10 million. Monsanto is required to maintain its ownership position in Ecogen stock during the term of the Research and Development Agreement between Ecogen and Monsanto and Monsanto is prohibited, for three years after closing, from acquiring more than a 25% aggregate equity interest in the Company without the prior consent of the Company. These restrictions, however, terminate upon the occurrence of certain defined events relating to a change of control of the Company. Monsanto has certain registration rights with respect to the shares of Company common stock. In addition, Monsanto has a right of first refusal to purchase securities from the Company so as to maintain its percentage ownership interest in the Company.

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

            Monsanto and Ecogen are parties to a Research and Development Agreement involving research and development focusing on Bt Technology (the "R & D Program"). The results of the R & D Program are owned by Monsanto and licensed to Ecogen for use outside of in-plant applications. Under the terms of the agreements with Monsanto, Ecogen will also share in the commercialization success of transgenic plants incorporating the Bt Technology. Monsanto shall pay a commercialization success fee based on revenue received by Monsanto from products which incorporate the Bt Technology or the results from the R & D Program. The Company has received payments for contract research under the R & D Program of $4.3 million, $2.8 million and $3.0 million in fiscal years 1998, 1997 and 1996, respectively.

            In January, 1998 the Research and Development Agreement was amended by agreement of the parties. As a result of the amendment, the Company received from Monsanto a cash payment in January, 1998 of $4.3 million. The Monsanto Research and Development Agreement now terminates in January, 1999, one year earlier than the original agreement, without a reduction in the total payment of $10 million called for under the original agreement. Of the total payments received from Monsanto, $2.0 million was recorded as deferred revenue and will be recognized as research contract revenue by the Company as research is performed under the agreement through January 1999. As part of the R&D
Program, the Company will continue to assist Monsanto in expanding Monsanto's capabilities in the Bt area. The amendment does not affect the Company's right to receive the commercialization success fees as Monsanto utilizes Ecogen-developed technology in its future products.

ECOGEN TECHNOLOGIES I INCORPORATED

            Between November, 1992 and January, 1993, Ecogen Technologies I Incorporated ("ETech"), a company incorporated by but not then affiliated with Ecogen, completed a private placement of 300 ETech units, each unit consisting of four shares of common stock of ETech and 2,000 warrants, each to purchase one share of common stock of Ecogen at a per share purchase price of $43.75 as adjusted for the Reverse Split (the "Ecogen Warrants"). The Ecogen Warrants terminated on January 31, 1998.

            ETech was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by Ecogen to the subsidiaries of ETech. The licensed rights include the right to develop and commercialize pesticide products based on technology for: (i) the control of powdery mildew disease (AQ10 Biofungicide); (ii) the control of post-harvest rot disease on agricultural crops (Aspire Biofungicide); (iii) the control of the European corn borer insect, which affects corn production (Condor(R) G Bioinsecticide); (iv) the control of black vine weevil, citrus weevil, wireworm and black cutworm utilizing insecticidal nematodes (Cruiser(R) Bioinsecticide); (v) the control of corn rootworm; and (vi) the control of certain insects which cause damage to turf. Ecogen has agreed to commercialize and market products on behalf of ETech pursuant to various Marketing Agreements that provide for Ecogen to receive a fee from ETech based on product sales for Ecogen's commercialization and marketing activities. Ecogen is currently marketing AQ10 and Aspire and is continuing work on the development of Cruiser. The other ETech projects have been suspended.

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

PRODUCTS

The following are Ecogen's current principal products:

            CRYMAX BIOINSECTICIDE - CRYMAX Bioinsecticide is a U.S. EPA registered product that was developed by Ecogen using recombinant DNA and protein engineering techniques. CRYMAX was introduced generally to the marketplace in 1997 for the control of caterpillar pests on vegetable crops.

            LEPINOX BIOINSECTICIDE - Lepinox Bioinsecticide is a U.S. EPA registered product that was developed by Ecogen using recombinant DNA and protein engineering techniques for the control of fall armyworm on sweet corn crops. Lepinox is being introduced generally to the marketplace in 1998.

            CONDOR XL BIOINSECTICIDE -- Condor XL Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests in cotton, soybean, corn and other row crops and tree and nut crops, and forestry applications. Condor is marketed primarily in the southern United States for use on cotton, soybeans and other row crops.

            CUTLASS(R) BIOINSECTICIDE -- Cutlass Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests that damage vegetable, tree, nut and vine crops. Cutlass is sold primarily in international markets.

            NOMATE(R) PHEROMONE PRODUCTS -- Ecogen markets various U.S. EPA registered NoMate pheromone products for the control of pink bollworm on cotton, tomato pinworm, codling moth, as well as for other applications. NoMate products are marketed primarily in the south-western United States, and in certain international markets.

            BEE-SCENT(R) ATTRACTANT -- Bee-Scent Attractant directs honey bees to treated blossoms to improve crop pollination, thereby increasing grower yields and crop quality. Bee-Scent is marketed in various regions of the United States, including California, the Pacific Northwest and the Great Lakes region.

            SCENTRY(R) TRAP & LURE PRODUCTS - Ecogen markets a variety of insect trap and lure products for insect monitoring that are sold commercially and pursuant to government contracts.

            AQ10 BIOFUNGICIDE -- AQ10 Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew. Ecogen markets AQ10 in California and other areas of the western United States for control of powdery mildew on grapes and other crops.

            ASPIRE BIOFUNGICIDE -- Aspire Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from post-harvest rot pathogens. Aspire is marketed for use by fruit packinghouses in the United States.

            CRUISER(R) INSECTICIDE -- Cruiser Insecticide contains the Heterorhabditis bacteriophora nematode and is being developed for the control of a variety of insect pests.

            During fiscal 1997, the foregoing products represented substantially all of Ecogen's product sales. Product sales represented approximately 74% of the Company's total revenues in fiscal 1997. Ecogen's Bt products, pheromone and related products and biofungicide products represented approximately 44%, 36%, and 20% respectively, of Ecogen's total product sales in 1997.

MARKETING

            Agricultural pesticides and related products are sold in the United States primarily through traditional agricultural chemical distribution channels consisting of large wholesale distributors and dealers which serve extensive farm areas. Ecogen makes use of these traditional channels for the domestic distribution of its current products. To coordinate these distribution activities and generate grower interest in its products, the Company employs a marketing staff including several domestic sales representatives who are located in key agricultural chemical distribution locations, primarily in the southern and western areas of the United States. In April, 1996, the Company entered into a distribution agreement for its Aspire Biofungicide product with Decco, a business unit of Elf Atochem North America, Inc. Under the terms of the agreement, Decco will distribute Aspire to fruit packinghouses, primarily in the United States. Ecogen's domestic product sales for fiscal 1997, 1996 and 1995 totaled $7.2 million, $7.0 million and $8.4 million respectively.

            For the international distribution of its products, Ecogen has entered into several collaborations with companies that have a significant presence in the markets covered by their respective agreements. In 1991, the Company and Hoechst Schering AgrEvo, S.A. ("AgrEvo") entered into a distribution and product supply agreement that grants to AgrEvo exclusive distribution rights to certain of the Company's primary Bt products in Europe (except Germany, which is excluded, and Spain, Portugal and Italy, where rights are co-exclusive), Africa, the People's Republic of China, Australia, the Middle East and Latin America (except Mexico). In addition to its agreement with AgrEvo, Ecogen has international distribution agreements for certain of its products with a number of other companies including: Green Marketing International (for the Republic of South Africa), Nissan Chemical (for Japan), Intrachem (International) S.A. (for Italy, Spain and Portugal), ISK Biotech Corporation (for Mexico), Jia Non Enterprises (for Taiwan) and Incitec Ltd. (for Australia and New Zealand). International product sales totaled $1.6 million in fiscal 1997, $1.6 million for fiscal 1996, and $.7 million for fiscal 1995.

PRODUCTION

            The manufacturing process for Ecogen's Bt-based bioinsecticide and biofungicide products involves fermentation of the desired microorganism. Upon completion of this fermentation process, the pesticidal agent is recovered using standard techniques, such as centrifugation, and is formulated into commercial products. Ecogen operates a fermentation and formulation pilot plant to support some product requirements for field trials and to facilitate the transition of products from laboratory to large-scale manufacturing. For commercial production of its products, Ecogen generally engages third party contract manufacturers to perform one or more steps in the manufacturing process for the Company's products. Ecogen believes that adequate fermentation, formulation and other services are available from a number of third party contract manufacturers but the engagement of contract manufacturers other than the Company's current contract manufacturers may cause at least short-term disruptions of the Company's manufacturing operations.

            Ecogen is a party to an agreement with Archer Daniels Midland Company ("ADM") pursuant to which Ecogen's Bt-based insecticides as well as Aspire Biofungicide will be fermented at ADM's facility in Decatur, Illinois. The current agreement with ADM continues through December 31, 1999 and may be extended upon the agreement of both parties. In addition, the agreement may be terminated annually by Ecogen prior to December 31, 1999.

            The Company purchases the active ingredients for its pheromone products from various suppliers and manufactures its pheromone products at its facility in Billings, Montana. In addition, the Company obtains certain manufacturing services from 3M Canada Company with respect to the formulation of some of its NoMate products. The Company believes that its Billings, Montana facility has sufficient capacity to meet its current and near-term anticipated pheromone product needs.

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


RESEARCH AND PRODUCT DEVELOPMENT

            The Company's operating expenses to date have included costs associated with the research and development of products for future commercialization. Costs incurred by Ecogen under third-party funded research and development programs aggregated approximately $1.2 million for fiscal 1997, $1.0 million for fiscal 1996, and $1.7 million for fiscal 1995. Costs incurred under Ecogen-funded research and development programs aggregated approximately $3.8 million, $3.9 million and $7.3 million for fiscal 1997, 1996 and 1995, respectively.

            During fiscal 1997, the Company derived approximately 25% of its revenues from research and development contracts. This contrasts with approximately 13% in 1996 and 19% in 1995.

      Bacillus thuringiensis Products

            Ecogen is developing Bt technology under its R&D Program with Monsanto. This Program involves discovering, screening and developing new Bt proteins and genes. The Company is also working on improving, through recombinant DNA and other technologies, the efficacy of its bioinsecticides already in the market, adapting such products for application to additional uses, and developing new bioinsecticides. In addition, Ecogen is attempting to improve its fermentation and formulation processes in order to increase product yield and reduce the costs of product manufacturing.

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

GEOGRAPHIC SEGMENT DATA

      Information regarding geographic segment data is provided in Note 14 to Notes to Consolidated Financial Statements.

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

            The regulation of field development and testing, as well as the commercial sale, of Ecogen's biopesticides varies widely outside of the United States. Some countries permit the field development testing and sale of biopesticide products registered for commercial sale in the United States upon the filing of certain notifications or other non-extensive documentation. In other countries the regulation of biopesticides is not as well defined as in the United States and in such countries, biopesticides are regulated like chemical pesticides. These countries require significantly more toxicity and ecotoxicity studies than are required in the United States for biopesticides, as well as a minimum of two years field efficacy studies, for registration for commercial sales. Due to the variety of regulatory structures in countries other than the United States and the evolving nature of such regulatory schemes, the impact of government regulation of biopesticides on Ecogen's international business can not be assessed at this time.


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

EMPLOYEES

            As of January 15, 1998, Ecogen and its subsidiaries employed full time 64 persons, of whom 11 hold Ph.D. degrees. Doctoral degrees held by employees of Ecogen encompass the areas of biochemical engineering, biochemistry, entomology, microbiology, molecular genetics, physiology and plant pathology.

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

                               EXECUTIVE OFFICERS

            The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                          Age         Position
----                          ---         --------

James P. Reilly, Jr.          51          Chairman and Chief Executive Officer
                                          and Director

Richard A. Deak               43          Vice President, General
                                          Counsel and Secretary

Leigh H. English              42          Vice President, Research

Mary E. Paetzold              48          Vice President, Chief Financial
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

            Mr. Deak has served as Vice President and General Counsel of the Company since August, 1993 and as Secretary since May, 1995. From January,
1993 to July, 1993, Mr. Deak served as General Counsel of the Company. From January, 1985 until he joined the Company, Mr. Deak was employed by Unisys Corporation in various positions, including Associate General Counsel, Corporate, Acquisitions and Finance. Prior to joining Unisys Corporation, Mr. Deak practiced law with Mann & Ungar and Dechert Price & Rhoads. Mr. Deak received a J.D. from the University of Pennsylvania Law School and a BBA in Accountancy from the University of Notre Dame.

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

            Ms. Paetzold has served as Vice President, Chief Financial Officer and Treasurer of the Company since she joined Ecogen in August, 1994. Ms. Paetzold served as a director of the Company from March, 1996 to September, 1997. Prior to joining the Company, Ms. Paetzold was a partner with KPMG Peat Marwick LLP, certified public accountants, where she worked for over twenty years. Ms. Paetzold received a B.A. in Mathematics from Montclair State University and is a Certified Public Accountant.

ITEM 2.   PROPERTIES

            Ecogen currently occupies approximately 30,000 square feet of space for its administrative offices and research and development operations in two buildings located in the Bucks County Business Park, Langhorne, Pennsylvania. The leases for these facilities expire on March 31, 2000 and Ecogen has renewal options to March 31, 2005. Approximately 25,000 square feet of this space is devoted to research and development facilities, including laboratories, an insectary and a fermentation and formulation pilot plant. In addition, Ecogen currently leases approximately 20,000 square feet of space in Billings, Montana for its pheromone business, under a lease which expires December 31, 1998. The Company believes that its leased space is sufficient for current needs.

ITEM 3.   LEGAL PROCEEDINGS

            The Company is a defendant in a patent infringement lawsuit brought by Mycogen Corporation in which Mycogen alleges that Ecogen's Lepinox(TM) Bioinsecticide infringes two Mycogen patents. The lawsuit was filed by Mycogen in the United States District Court for the Southern District of California and seeks damages and injunctive relief. The Company has denied the allegations made by Mycogen in the lawsuit and is vigorously defending the action. The Company does not expect that the outcome of the litigation will have a material adverse effect on the Company's consolidated financial statements.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            Not Applicable.

                                     PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS

             A.         Market Information

            The Company's common stock trades under the NASDAQ symbol EECN and is included in the National Market System. The high and low prices of the Company's common stock during the years ended October 31, 1997 and 1996 were as follows:

                  --------------------------------------------------
                        1997                     HIGH          LOW
                  --------------------------------------------------
                  First Quarter                 $ 4         $ 2-1/2
                  Second Quarter                  4-1/8       2-5/8
                  Third Quarter                    4          2-1/2
                  Fourth Quarter                   3-7/8      2-1/2

                  --------------------------------------------------
                        1996                     HIGH          LOW
                  --------------------------------------------------
                  First Quarter                 $10         $5-5/16
                  Second Quarter                  7-1/2      4-3/8
                  Third Quarter                   6          3
                  Fourth Quarter                  4-3/4      2-5/8


      A.    Holders

            On January 1, 1998, there were approximately 938 stockholders of record.

      B.    Dividends

            No cash dividends have ever been paid on the Company's Common Stock, and the Company is precluded from paying cash dividends under its convertible note agreement.

ITEM 6.  SELECTED FINANCIAL DATA

                Years ended October 31, 1997, 1996 and 1995, ten
                         months ended October 31, 1994,
                        and year ended December 31, 1993
                (all amounts in thousands, except per share data)

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                               10 Months            Year
                                                                                 Ended              Ended
                                       Year Ended October 31,                   October 31,        Dec.31,
                                    1997            1996           1995(1)       1994(2)            1993
                                    ----            ----            ----          ----              ----

Revenues:
   Product sales                 $  8,783        $ 8,600        $  9,135        $  8,550        $  7,151
   Other revenues                   3,028          7,825           2,855          11,275          12,501
Gross margins                       2,491          2,901           3,627           2,659           1,514
Expenses:
   Research & development           5,042          4,922           8,951           9,278          12,096
   Selling, general &
     administrative                 8,661          8,547          10,672           9,249           9,821
   Special charges:
     - Purchased technology            --             --           9,143              --             350
     - Restructuring                1,626             --           1,041              --              --
Net loss                          ($9,810)       ($2,743)       ($23,324)       ($ 4,593)       ($11,858)

Net loss per common
   share                          ($ 1.23)       ($ 0.40)       ($  4.34)       ($  1.24)       ($  3.39)
Weighted average common
   shares outstanding               7,958          7,178           5,373           3,715           3,495


CONSOLIDATED BALANCE SHEET DATA:

                                                                                        At
                                            At October 31,                            Dec.31
                               1997          1996          1995          1994          1993
                             -------       -------       -------       -------       -------
Cash, cash equivalents
   and temporary
   investments               $ 2,374       $ 9,611       $ 1,775       $ 8,828       $11,601
Total assets                  17,558        23,861        12,371        19,471        21,277

Long-term debt                 3,916         1,297           620            --            --
Stockholders' equity           4,870        14,403         5,507         9,651         9,496



No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends in the foreseeable future.

(1) During fiscal 1995, the Company acquired a controlling interest in Ecogen Technologies I Inc. (ETech) which was accounted for as a purchase with the operations of ETech consolidated from the date of acquisition. As a result of the acquisition, a special charge to operations was recorded in 1995 for purchased technology and the Company no longer recorded contract revenue from ETech in its consolidated financial statements.

(2) In December, 1994, the Company changed from a calendar year end to a fiscal year ended October 31. Accordingly, results of operations in 1994 represent the ten-month period ended October 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            The Company is an agricultural biotechnology company specializing in the development and marketing of quality biorational products for the control of pests in agricultural and related markets.

OVERVIEW

            Total revenues decreased 28% in fiscal 1997 to $ 11.8 million from $
16.4 million in fiscal 1996 when the Company recorded an upfront non-recurring fee from Monsanto for certain rights to Bt technology. In fiscal 1997, product sales increased 2% from $8.6 million in fiscal 1996 to $8.8 million in 1997. Gross margins decreased to 28% in fiscal 1997 compared to 34% in fiscal 1996 due principally to product mix and higher costs associated with the Company's new products due to start-up costs relating to the new manufacturing process. Net loss before special charges increased from ($2.7) million or ($.40) per share in fiscal 1996 to ($8.2) million or ($1.03) per share in fiscal 1997 principally as a result of lower margins on product sales and lower other revenue. Other revenue in 1996 included $4.8 million in upfront payments from Monsanto for the rights to certain Bt technology. Net loss in fiscal 1996 was ($2.7) million or ($.40) per share compared to ($9.8) million or ($1.23) per share in fiscal 1997.

The following is a summary of results as a percentage of total revenues, unless otherwise indicated, as well as the percentage change in dollar amounts compared to the prior period:

                                      Year Ended October 31,  Increase
                                        1997        1996     (Decrease)
                                        ----        ----     ----------

Total Revenues                          100%       100%       (28%)
Product Sales                            74%        52%         2%
Other Revenues                           26%        48%       (61%)
Gross Margins on Product Sales           28%        34%       (14%)
Research & Development
  Expenses                               43%        30%         2%
Selling, General & Administrative
  Expenses                               73%        52%         1%

RESULTS OF OPERATIONS - FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

   REVENUES

            Total revenues decreased 28% in fiscal 1997 from $16.4 million in 1996 to $11.8 million. In 1996, the Company recorded non-recurring revenue of $4.8 million from the Company's strategic alliance with Monsanto for certain Bt technology rights. Net product sales increased 2% or $.2 million in fiscal 1997 compared to fiscal 1996. Sales of the Company's Bt product line, representing 44% of Company product sales, decreased 1% in fiscal 1997 principally on lower sales volume due principally to lower cotton acreage available for sprayable Bt insecticides due to the continued acceptance of transgenic Bt cotton, substantially offset by sales into the vegetable market of the Company's new CRYMAX Bt insecticide. Sales of the pheromone product line, representing 36% of total sales, decreased 26% primarily due to decreased volume, including lower sales of the Company's NoMate PBW product for control of pink bollworm in the cotton market due to the introduction of Bt transgenic cotton seed. Sales of biofungicide products, representing 20% of total sales, increased 305% due to increased sales volume of both Aspire and AQ10, the Company's new biofungicide products.

            Research contract revenues increased 39% in fiscal 1997, due primarily to the fact that the Company's research and development strategic alliance with Monsanto, which was not effective until the second quarter of fiscal 1996, was in effect for the full fiscal year of 1997. License fees and other income decreased $5.0 million in fiscal 1997 principally as a result of the non-recurring revenue from the Company's strategic alliance with Monsanto recorded in fiscal 1996. Interest income decreased approximately $.6 million in fiscal 1997 as a result of the decrease in funds available for investment.

   COSTS AND EXPENSES

            Gross margins decreased to 28% for fiscal 1997 compared to 34% in fiscal 1996, primarily as a result of a change in product mix caused by lower pheromone sales which carry high gross margins and the fact that the Company's new Bt water dispersible granule ("WDG") products carried lower margins due to higher production start-up costs in the WDG process.

            Research and development costs were substantially consistent with fiscal 1996. Higher process development costs in the first half of fiscal 1997 were offset by lower research and development costs in Israel during the second half of the year. The Company expects that research and development will continue to trend downward in fiscal 1998. Selling, general and administrative expenses in fiscal 1997 were substantially consistent with fiscal 1996 at approximately $8.6 million.

            Net loss for fiscal 1997 was ($9.8) million, or ($1.23) per share, compared with a net loss of ($2.7) million or ($.40) per share in the same period in fiscal 1996 on weighted average shares of 7,958,000 and 7,178,000 in 1997 and 1996, respectively. Net loss, exclusive of special charges was ($8.2) million or ($1.03) per share in fiscal 1997. The increase in the net loss, exclusive of special charges, principally relates to lower gross margins and the $4.8 million of other non-recurring revenue favorably impacting the 1996 fiscal year.

            In fiscal 1997, the Company recorded a special charge of $1.6 million for the restructuring of its manufacturing process and the shut-down of a research laboratory in Israel.

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

            Net loss for fiscal 1996 was ($2.7) million, or ($.40) per share, compared with a net loss of ($23.3) million or ($4.34) per share in the same period in fiscal 1995. The 1995 fiscal year included special charges of $10.2 million principally due to the write-off of in-process research and development as a result of the Company's acquisition of a controlling interest in ETech. Net loss of ($2.7) million or ($.40) per share in fiscal 1996 represents a sharp decline from the net loss exclusive of special charges of ($13.1) million or ($2.45) per share in 1995 on weighted average shares of 7,178,000 and 5,373,000 in 1996 and 1995, respectively, due principally to cost reductions of $6.2 million noted above and $5.0 million of other revenue.

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

INFLATION

            To date and for the foreseeable future, inflation has not had nor is it anticipated to have a significant impact on revenues or costs and expenses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

            The Company has financed its working capital needs primarily through private and public offerings of equity securities, research revenues and license and other fees from research and development alliances and product sales.

            At October 31, 1997, the Company had cash, cash equivalents and temporary investments of $2.4 million, a net decrease of $7.2 million from October 31, 1996. Such decrease resulted primarily from cash expenditures during the year of $9.2 million for operations, and $.5 million for the purchase of plant and equipment, partially offset by $2.5 million received from financing transactions in fiscal 1997. During the first quarter of fiscal 1998, the Company received $4.3 million under an amendment to its research agreement with Monsanto.

            To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital, including approximately $4.3 million received from Monsanto in January 1998, and cash flow generated from total revenues in 1998 should be sufficient to meet its capital and liquidity requirements through the current fiscal year based on reduced spending levels, if necessary. The Company continues to pursue additional avenues to supplement its working capital, including, among other things, through the possible sale of assets. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

            At October 31, 1997 the Company had no material commitments for capital expenditures.

            Through October 31, 1997, the Company had available Federal net operating loss carryforwards of approximately $68.9 million which expire at various times through the year 2012. In addition, the Company had research and experimentation tax credits of approximately $2.4 million, which credits expire at various times through the year 2012.

            As a result of certain equity transactions, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act. The Company believes that such limitations should not have a significant impact in 1998 or 1999 since anticipated taxable profits, if any, will not exceed the amount of the limitation. In addition, to the extent that the Company recognizes gains, if any, on the disposition of assets held on the date of the ownership change, the annual limitation is increased by the amount of the "built-in" gains attributable to those assets. The built-in gain on a particular asset is the excess of its fair market value over its cost basis on the date of the ownership change.

OTHER ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

            Inventory increased $1.5 million at October 31, 1997 when compared to October 31, 1996 principally as a result of lower than expected sales. Accounts receivable at October 31, 1997 were substantially consistent with fiscal year end 1996 balances.

            Accounts payable, accrued expenses and deferred contract revenue at October 31, 1997 were substantially consistent with fiscal year end 1996.

            Long-term debt and other long-term liabilities increased $3.5 million in fiscal 1997 principally as a result of the $3.0 million convertible note issued in 1997 and prepaid commercialization success fees from Monsanto offset in part by payments on capital leases.

            Stockholders' equity decreased $9.5 million primarily as a result of operating losses in fiscal 1997.

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share. In accordance with the effective date of SFAS 128, the Company will adopt SFAS 128 as of December 31, 1997. This statement is not expected to have a material impact on the Company's consolidated financial statements.

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

                                     PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K


(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Ecogen Inc. and Subsidiaries are included in Item 8:

                                                                      Page in
                                                                     Form 10-K
                                                                     ---------

Independent Auditors' Report                                            F-1

Consolidated Balance Sheets - October 31, 1997 and 1996                 F-2

Consolidated Statements of Operations - Years Ended
   October 31, 1997, 1996 and 1995                                      F-3

Consolidated Statements of Stockholders' Equity -
   Years Ended October 31, 1997, 1996 and 1995                          F-4

Consolidated Statements of Cash Flows - Years Ended
   October 31, 1997, 1996 and 1995                                      F-5

Notes to Consolidated Financial Statements -
   October 31, 1997, 1996 and 1995                                      F-7

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

(a)(3)    Exhibits

Exhibit No.             Description
-----------             -----------

3.1 Restated Certificate of Incorporation of Ecogen Inc. (Form 10-K for fiscal quarter ended January 31, 1996)*

3.8         By-laws of Ecogen Inc., as amended. (Form S-1 Registration
            Statement)*

4.3 Ecogen Inc. Stock Option Plan, as amended. (Form 10-K for fiscal year ended December 31, 1992)*

10.14 Form of Confidentiality Agreement between Ecogen Inc. and all Ecogen Inc. employees. (Form S-1 Registration Statement)*

10.30 Lease Agreement, dated June 4, 1985, between Linpro Bucks County II, Limited and Ecogen Inc. (Form S-1 Registration Statement)*

10.62 Distribution Agreement, dated March 26, 1991, by and between Ecogen Inc. and Roussel Uclaf. (Form 10-K for fiscal year ended December 31, 1990)*

10.67 Bt Gene License Agreement, dated April 11, 1991, between Ecogen Inc. and Pioneer Hi-Bred International, Inc. (Form S-1 Registration Statement filed on May 1, 1991, as amended).*

10.87 Form of Services Agreement among Ecogen Inc., Ecogen Technologies I Incorporated and the Program Subsidiaries. (Form 10-K for fiscal year ended December 31, 1992)*

10.88 Form of Technology License Agreement between Ecogen-Bio Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended December 31, 1992)*

10.89 Form of Research and Development Agreement between Ecogen Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended December 31, 1992)*

10.90 Form of Marketing Option Agreement between Ecogen Inc. and certain Program Subsidiaries. (Form 10-K for fiscal year ended December 31,
            1992)*

10.94 Summary of Ecogen Inc. Deferred Compensation Plan. (Form 10-K for fiscal year ended December 31, 1992)*

10.101 Employment and Consulting Agreement, dated as of January 1, 1994, by and between Ecogen Inc. and John E. Davies. (Form 10-K for fiscal year ended December 31, 1993)*

10.119 Form of Incentive Stock Option Agreement, as amended. (Form 10-K for fiscal year ended October 31, 1994)*


----------------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

10.120 Master Settlement Agreement, dated October 23, 1995, among the Company, Ecogen Europe S.r.l. and 3A Parco Technologico Agroalimentare. (Form 10-K for fiscal year ended October 31, 1995)*

10.121 Research and Development Agreement, dated as of January 24, 1996, between the Company and Monsanto Company. (Form 10-Q for fiscal quarter ended January 31, 1996)*

10.122 Investment Agreement, dated as of January 24, 1996, between the Company and Monsanto Company. (Form 10-Q for fiscal quarter ended January 31, 1996)*

10.123 Technology Assignment Agreement, dated as of January 24, 1996, between the Company, Ecogen-Bio Inc. and Monsanto Company. (Form 10-Q for fiscal quarter ended January 31, 1996)*

10.124 Form of Severance Compensation Agreement between the Company and its Executive Officers. (Form 10-Q for fiscal quarter ended January 31,
            1996)*

10.125 Form of Indemnification Agreement for Directors and Officers (Form 10-Q for fiscal quarter ended January 31, 1997)*

10.126 Amendment No. 1 to Research and Development Agreement by and between Monsanto Company and Ecogen Inc. dated May 22, 1997. (Form 10-Q for fiscal quarter ended April 30, 1997)*

10.127 Amendment No. 1 to Technology Assignment by and between Monsanto Company and Ecogen Inc. dated September 15, 1997.

10.128 Convertible Note Purchase Agreement by and among Ecogen Inc., Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997.

10.129 8% Convertible Note due October 31, 2002 issued to United Equities (Commodities) Company dated October 31, 1997.

10.130 Security Agreement by and among Ecogen Inc., Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997.


----------------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

21.      List of Subsidiaries

24.      Consent of KPMG Peat Marwick LLP

25. Powers of attorney executed by certain officers of the Company and the individual members of the Board of Directors authorizing certain officers of the Company to file amendments to the Company's annual report on Form 10-K are located on the signature page to such Form 10-K.

27.      Financial Data Schedule.

 (b)     Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during fiscal year
         1997.





----------------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

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

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                KPMG Peat Marwick LLP

Short Hills, New Jersey
December 15, 1997, except as to the
last paragraph of note 8, which
is as of January 30, 1998

                          ECOGEN INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                           ------
                                                                                                October 31,
                                                                                        1997                   1996
                                                                                        ----                   ----

Current assets:
  Cash and cash equivalents                                                        $   1,824,603        $   5,620,701
  Temporary investments                                                                  549,342            3,990,410
  Contract and trade receivables, less allowance for doubtful
     accounts of $77,769 in 1997 and $42,769 in 1996                                   1,769,514            1,783,605
  Inventory, net                                                                       8,356,767            6,854,472
  Prepaid expenses and other current assets                                              571,227              493,519
                                                                                   -------------        -------------
     Total current assets                                                             13,071,453           18,742,707
  Plant and equipment, net                                                             3,649,579            4,569,327
  Intangible and other assets, net                                                       837,020              549,210
                                                                                   -------------        -------------
                                                                                   $  17,558,052        $  23,861,244
                                                                                   =============        =============

            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                                                5,043,626            5,172,090
  Deferred revenue                                                                       957,794            1,101,367
                                                                                   -------------        -------------
      Total current liabilities                                                        6,001,420            6,273,457
                                                                                   -------------        -------------

Long-term debt                                                                         3,916,432            1,297,469
                                                                                   -------------        -------------
Other long-term obligations                                                            2,770,548            1,887,078
                                                                                   -------------        -------------

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 7,500,000 shares                      --                   --

  Series B convertible preferred stock - 350,000 shares authorized; none and
       5,834 shares issued and outstanding in 1997 and
       1996, respectively (liquidation value $20 per share)                                   --                   58
  Common stock, par value $.01 per share; authorized 42,000,000 shares; issued 8,118,573 and 7,928,171 in 1997 and 1996,
        respectively                                                                      81,186               79,282
  Additional paid-in capital                                                         117,861,372          117,548,065
  Accumulated deficit                                                               (111,552,038)        (101,741,946)
  Foreign currency translation adjustment                                                   --                161,536
  Net unrealized gain on securities                                                        7,239                9,742
  Treasury stock, at cost ( 116,893 and 126,648 shares in 1997
        and 1996, respectively )                                                      (1,528,108)          (1,653,497)
                                                                                   -------------        -------------
    Total stockholders' equity                                                         4,869,651           14,403,240
                                                                                   -------------        -------------
Commitments and contingencies
                                                                                   $  17,558,052        $  23,861,244
                                                                                   =============        =============

See accompanying notes to consolidated financial statements

                          ECOGEN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                   Year Ended October 31,
                                                                        1997                1996                1995
                                                                        ----                ----                ----
Revenues:
  Product sales, net                                               $  8,783,461        $  8,599,582        $  9,135,203
  Contract revenue                                                    2,938,790           2,109,622           2,299,822
  License and other income                                                 --             5,000,000                --
  Interest income, net                                                   88,837             715,511             555,935
                                                                   ------------        ------------        ------------
   Total revenues                                                    11,811,088          16,424,715          11,990,960
                                                                   ------------        ------------        ------------

Costs and expenses, including related
  party amounts of $799,833, $1,044,121
  and $1,122,877:
    Cost of products sold                                             6,291,928           5,698,578           5,507,641
    Research and development:
      Funded by third parties                                         1,218,107             986,204           1,673,617
      Self funded                                                     3,823,503           3,936,484           7,277,224
    Selling, general and administrative                               8,661,750           8,546,793          10,671,572

    Special charges                                                   1,625,892                --            10,184,502
                                                                   ------------        ------------        ------------
   Total costs and expenses                                          21,621,180          19,168,059          35,314,556
                                                                   ------------        ------------        ------------


Net loss                                                           ($ 9,810,092)       ($ 2,743,344)       ($23,323,596)
                                                                   ============        ============        ============

Net loss per common share available
  to common stockholders                                                 ($1.23)             ($0.40)             ($4.34)
                                                                   ============        ============        ============

Weighted average common shares
  outstanding                                                         7,958,000           7,178,000           5,373,000
                                                                   ============        ============        ============




See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1997, 1996, AND 1995

                                                                   CONVERTIBLE                         ADDITIONAL
                                                                 PREFERRED STOCK     COMMON STOCK   PAID-IN CAPITAL
                                                                 ---------------     ------------   ---------------
BALANCE, OCTOBER 31, 1994                                                $ 2,600        $ 212,838      $ 86,033,915
Issuance of 822,240 shares of common
  stock in connection with ETech exchange offer                               -            41,112        11,264,687
Issuance of 129,015 shares of common stock
  upon exercise of stock options and warrants                                 -             6,451         1,240,139
Issuance of 723,750 shares of common stock
  in connection with private placements, net                                  -            36,187         5,794,931
Issuance of 5,517 shares of common stock
  in connection with a research agreement                                     -               275            96,279
Conversion of 260,000 shares of Series A
  preferred stock to common stock                                         (2,600)           2,600                -
Issuance of 35,000 shares of Series B convertible
  preferred stock  in connection with a private placement, net               350               -            673,815
One-for-five reverse stock split                                              -          (239,678)          239,678
Foreign currency translation                                                  -                -                 -
Net loss                                                                      -                -                 -
                                                                 ---------------     ------------   ---------------
BALANCE, OCTOBER 31, 1995                                                    350           59,785       105,343,444
Issuance of 122,000 shares of Series C convertible
   preferred stock in connection with a private placement,net              1,220               -          2,792,723
Issuance of 943,397 shares of common stock, net                               -             9,434         9,325,831
Conversion of 29,166 shares of Series B convertible
   preferred stock to 122,313 shares of common stock                        (292)           1,223              (931)
Conversion of 122,000 shares of Series C convertible
   preferred stock to 851,308 shares of common stock                      (1,220)           8,513            (7,293)
Dividends on preferred stock                                                  -               327           109,675
Purchase of 91,000 shares of common stock for Treasury                        -                -                 -
Transfer of 1,508 shares of Treasury for Employee Benefits                    -                -            (15,384)
Foreign currency translation                                                  -                -                 -
Net unrealized gain on securities                                             -                -                 -
Net loss                                                                      -                -                 -
                                                                 ---------------     ------------   ---------------
BALANCE, OCTOBER 31, 1996                                                     58           79,282       117,548,065
Issuance of 5,793 shares of common stock
   for employee benefits                                                      -                58           (84,639)
Issuance of 136,000 shares of common stock
   in settlement of a royalty obligation                                      -             1,360           386,240
Conversion of 5,834 shares of Series B convertible preferred
  stock to 44,030 shares of common stock                                     (58)             440              (382)
Dividends on preferred stock                                                  -                46            12,088
Foreign currency translation                                                  -                -                 -
Net reduction in unrealized gain on securities                                -                -                 -
Net loss                                                                      -                -                 -
                                                                 ---------------     ------------   ---------------
BALANCE, OCTOBER 31, 1997                                                     -           $81,186      $117,861,372
                                                                 ===============     ============   ===============

                                                                  ACCUMULATED       EQUITY         TREASURY
                                                                    DEFICIT       ADJUSTMENTS    STOCK AT COST       TOTAL
                                                                  -----------     -----------    -------------    ----------
BALANCE, OCTOBER 31, 1994                                        ($75,554,683)     $ 244,904     ($1,288,780)    $ 9,650,794
Issuance of 822,240 shares of common
  stock in connection with ETech exchange offer                             -             -               -       11,305,799
Issuance of 129,015 shares of common stock
  upon exercise of stock options and warrants                               -             -               -        1,246,590
Issuance of 723,750 shares of common stock
  in connection with private placements, net                                -             -               -        5,831,118
Issuance of 5,517 shares of common stock
  in connection with a research agreement                                   -             -               -           96,554
Conversion of 260,000 shares of Series A
  preferred stock to common stock                                           -             -               -               -
Issuance of 35,000 shares of Series B convertible
  preferred stock  in connection with a private placement, net              -             -               -          674,165
One-for-five reverse stock split                                            -             -               -               -
Foreign currency translation                                                -         25,963              -           25,963
Net loss                                                          (23,323,596)            -               -      (23,323,596)
                                                                --------------    ----------    ------------    ------------
BALANCE, OCTOBER 31, 1995                                         (98,878,279)       270,867      (1,288,780)      5,507,387
Issuance of 122,000 shares of Series C convertible
   preferred stock in connection with a private placement,net               -             -               -        2,793,943
Issuance of 943,397 shares of common stock, net                             -             -               -        9,335,265
Conversion of 29,166 shares of Series B convertible
   preferred stock to 122,313 shares of common stock                        -             -               -               -
Conversion of 122,000 shares of Series C convertible
   preferred stock to 851,308 shares of common stock                        -             -               -
Dividends on preferred stock                                         (120,323)            -               -          (10,321)
Purchase of 91,000 shares of common stock for Treasury                      -             -        (385,625)        (385,625)
Transfer of 1,508 shares of Treasury for Employee Benefits                  -             -          20,908            5,524
Foreign currency translation                                                -       (109,331)             -         (109,331)
Net unrealized gain on securities                                           -          9,742              -            9,742
Net loss                                                           (2,743,344)            -               -       (2,743,344)
                                                                --------------    ----------    ------------    ------------
BALANCE, OCTOBER 31, 1996                                        (101,741,946)       171,278      (1,653,497)     14,403,240
Issuance of 5,793 shares of common stock
   for employee benefits                                                    -             -          125,389          40,808
Issuance of 136,000 shares of common stock
   in settlement of a royalty obligation                                    -             -               -          387,600
Conversion of 5,834 shares of Series B convertible preferred
  stock to 44,030 shares of common stock                                    -             -               -              -
Dividends on preferred stock                                                -             -               -           12,134
Foreign currency translation                                                -       (161,536)             -         (161,536)
Net reduction in unrealized gain on securities                              -         (2,503)             -           (2,503)
Net loss                                                           (9,810,092)            -               -       (9,810,092)
                                                                --------------    ----------    ------------    ------------
BALANCE, OCTOBER 31, 1997                                       ($111,552,038)      $  7,239     ($1,528,108)    $ 4,869,651
                                                                ==============    ==========    ============    ============

See accompanying notes to consolidated financial statements

                          ECOGEN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               Year Ended October 31,
                                                                     1997                1996                1995
                                                                     ----                ----                ----

Cash flows from operating activities:
 Net loss                                                        $ (9,810,092)       $( 2,743,344)       $(23,323,596)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
     Noncash write-off of purchased technology                             --                  --           9,717,737
     Depreciation and amortization expense                          1,355,310             403,827             613,965
     Changes in operating assets and liabilities,
      net of effects from acquisitions/dispositions:
        (Increase) decrease in inventory                           (1,502,295)           (509,020)            250,501
        (Increase) decrease in contract
         and trade receivables, net                                    14,091          (1,050,459)            476,136
        Increase in prepaid expenses
         and other current assets                                     (77,708)           (347,749)           (344,130)
        Increase (decrease) in accounts payable and
         accrued expenses                                             (96,116)            285,789             382,756
        Increase (decrease) in deferred revenue                       856,427           1,057,817          (2,255,508)
        Decrease in other long-term obligations                      (116,530)           (236,411)                 --
        Other                                                         137,795              71,109             172,624
                                                                 ------------        ------------        ------------
  Net cash used in operating activities                            (9,239,118)         (3,068,441)        (14,654,763)
                                                                 ------------        ------------        ------------
Cash flows from investing activities:
  Proceeds from maturities of temporary
   investments                                                      3,441,068                  --             734,285
  Purchase of temporary investments                                        --          (3,990,410)                 --
  Purchase of plant and equipment                                    (520,144)           (488,326)           (930,852)
  Net cash change from disposition                                         --                  --          (3,270,274)
                                                                 ------------        ------------        ------------
  Net cash provided by (used in) investing activities               2,920,924          (4,478,736)         (3,466,841)
                                                                 ------------        ------------        ------------
Cash flows from financing activities:
  Proceeds from sale of common stock, warrants
   and convertible preferred stock, net of
   issuance costs                                                          --          12,129,209           7,751,873
  Repayment of capital lease obligation                              (476,089)           (389,528)                 --
  Purchase of treasury stock                                               --            (364,717)                 --
  Proceeds from issuance of convertible note                        3,000,000                  --             154,000
  Cash received from ETech investors                                       --                  --           4,015,732
                                                                 ------------        ------------        ------------
  Net cash provided by financing activities                         2,523,911          11,374,964          11,921,605
                                                                 ------------        ------------        ------------


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                                                                       Year Ended October 31,
                                                              1997               1996              1995
                                                              ----               ----              ----

Effect of foreign exchange rate changes on cash                 (1,815)            17,701          (118,863)
                                                           -----------        -----------       -----------

Net increase (decrease) in cash and cash equivalents        (3,796,098)         3,845,488        (6,318,862)

Cash and cash equivalents, beginning of period               5,620,701          1,775,213         8,094,075
                                                           -----------        -----------       -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     1,824,603        $ 5,620,701       $ 1,775,213
                                                           ===========        ===========       ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
     Interest                                              $   142,489        $   114,894       $     7,859
     Income taxes                                                   --                 --                --

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     In 1997, 1996 and 1995, debt totalling approximately $262,000, $1,540,000 and $466,000, respectively, was incurred by the Company for the acquisition of equipment. At October 31, 1996, approximately $686,000 is included in accounts payable for construction in progress.

     In 1995, the Company issued 5,517 shares of common stock in connection with research and development and consulting agreements. In 1997, the Company issued 136,000 shares of common stock in satisfaction of future royalty obligations.

     In 1995, holders of the Company's Series A convertible preferred stock converted 260,000 shares of preferred stock to 260,000 shares of common stock. In 1997 and 1996, holders of the Company's Series B convertible preferred stock converted 5,834 and 29,160 shares of preferred stock to 44,030 and 122,313 shares of common stock, respectively. In 1996, holders of the Company's Series C convertible preferred stock converted 122,000 shares of preferred stock to 851,308 shares of common stock.

     In 1997, the Company transferred 9,755 shares of treasury stock to outstanding shares pursuant to certain employee benefit plans.




See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 1997, 1996 and 1995


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

         Since its inception in 1983, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances and product sales. The Company believes that its existing working capital, including approximately $4.3 million received from Monsanto in January 1998, and cash flow generated from total revenues in 1998 should be sufficient to meet its capital and liquidity requirements through the current fiscal year based on reduced spending levels, if necessary. The Company continues to pursue additional avenues to supplement its working capital, including, among other things, through the possible sale of assets. The Company continues to evaluate various alternatives for raising additional funds over the short term. At this time, the Company is unable to determine whether it will be successful in raising additional funds on terms satisfactory to the Company. If the Company is not successful in raising additional funding, the Company would take a number of steps to conserve cash including reducing costs to continue to fund its operations through fiscal 1998.

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

         Effective November 1, 1995, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting this statement was not material. Under this new accounting standard, securities for which there is not the positive intent and ability to hold to maturity are classified as available for sale and are carried at fair value. At October 31, 1997, the Company held a U.S. debt security and a corporate debt security, both with contractual maturities of greater than one year, with costs of $243,780 and $298,323, respectively and fair values of $250,890 and $298,452, respectively. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity. Pursuant to SFAS 115, a $7,239 unrealized holding gain has been recorded in a separate component of stockholders' equity as of October 31, 1997.

                          ECOGEN INC. AND SUBSIDIARIES

(1) Basis of Presentation and Summary of Significant Accounting Policies, cont.

     Fair value of financial instruments:
         The fair value of the long-term debt approximates its carrying value due to the interest rate approximating current market rates. For all other financial instruments, their carrying value approximates fair value due to the short maturity of those instruments.

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

     Revenue recognition:
         Revenue from research and development contracts is recognized in accordance with the terms of the respective contracts. Revenue from time and materials contracts is recognized in the period in which the related services have been rendered and costs incurred by the Company. Revenue from achievement of milestone events is recognized when all parties concur that the scientific results and/or milestones stipulated in the agreement have been met. Revenue from other contracts is recognized on a prorata basis over the life of the contract. Contract costs of such contracts are generally incurred ratably over the contract term. Revenue recognized in the accompanying consolidated statements of operations under these contracts is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

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

     Intangible and other assets:
         Intangible and other assets include purchased proprietary technology, patents, license fees and cost in excess of net assets acquired. Amounts capitalized are amortized over their estimated useful lives which range from 2.5 years to 15 years. Technology acquired that is still in the research and development stage is charged to operations. Amortization expense on intangible assets amounted to $4,981, $26,550 and $135,631 in fiscal 1997, 1996 and 1995, respectively.

                          ECOGEN INC. AND SUBSIDIARIES

(1) Basis of Presentation and Summary of Significant Accounting Policies, cont.

     Net loss per common share:
         Net loss per common share available to common stockholders, adjusted for preferred stock dividends of $1,815 and $116,700 in fiscal 1997 and 1996, respectively, is computed using the weighted average number of shares outstanding during the period. Common stock equivalents are not included in the computation of weighted average shares outstanding since the effect would be anti-dilutive for both primary and fully diluted earnings per share using the treasury stock method.

     Foreign currency translation:
         Substantially all assets and liabilities of the Company's foreign subsidiaries are translated at fiscal year-end exchange rates, while related income and expenses are translated at rates which approximate the exchange rates prevailing during the year. The resulting adjustments are accumulated as a separate component of stockholders' equity. Foreign currency transaction gains (losses), which are immaterial, are charged to operations as incurred.

     Income Taxes:
         The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes." Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

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

     Stock-Based Compensation:
         In October 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted to employees during the year. Effective October 31, 1997, the Company elected not to change its method of accounting for stock options and therefore, adopted the disclosure provisions as required by SFAS No.
         123. See note 12.

                          ECOGEN INC. AND SUBSIDIARIES

(1) Basis of Presentation and Summary of Significant Accounting Policies, cont.

     Long-Lived Assets:
         In accordance with SFAS No. 121, the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used and assets to be sold based on fair value. Adoption of SFAS No. 121 in fiscal 1997 did not have a material impact on the Company's financial position, operating results or cash flows.

(2) Inventory

         Inventory consists of the following components as of October 31, 1997 and 1996:

                                                     1997             1996
                                                     ----             ----

         Raw materials and packing supplies       $2,446,240       $2,121,123
         Work in process                           2,145,027        1,653,692
         Finished goods                            3,765,500        3,079,657
                                                  ----------       ----------
                                                  $8,356,767       $6,854,472
                                                  ==========       ==========

(3) Plant and Equipment

         Plant and equipment consist of the following components as of October 31, 1997 and 1996:

                                                                        1997                1996
                                                                        ----                ----

         Manufacturing and laboratory equipment                    $  5,287,483        $  4,168,985
         Office furniture and equipment                                 857,465             910,750
         Leasehold improvements                                       3,101,418           2,032,169
         Construction in progress                                            --           2,929,057
                                                                   ------------        ------------
                                                                      9,246,366          10,040,961
              Less accumulated depreciation and amortization         (5,596,787)         (5,471,634)
                                                                   ------------        ------------
                                                                   $  3,649,579        $  4,569,327
                                                                   ============        ============

         Included in plant and equipment is $108,000 and $76,000 of capitalized interest as of October 31, 1997 and 1996, respectively.

                          ECOGEN INC. AND SUBSIDIARIES

(4) Accounts Payable and Accrued Expenses

         Accounts payable and accrued expenses consist of the following components as of October 31, 1997 and 1996:

                                                          1997             1996
                                                          ----             ----

         Trade accounts payable                        $3,965,880       $3,499,170
         Amounts due on construction in progress          210,000          686,012
         Payroll costs                                    108,106          259,719
         Other                                            759,640          727,189
                                                       ----------       ----------
                                                       $5,043,626       $5,172,090
                                                       ==========       ==========

         Included in trade accounts payable are $616,000 of refunds due to customers for product returns recorded in the fourth quarter of 1996.

(5) Long-term Debt

         As of October 31, 1996 the Company borrowed approximately $143,000 from an Israeli Bank. During fiscal 1997, the obligation to the Bank was settled as part of the shut-down of the Company's laboratory facility in Israel.

         During 1997, the Company sold, in a private placement, a $3.0 million 8% convertible secured note (the "Note") to an institutional shareholder of the Company. Assuming the conversion of the Note, such shareholder would have a 16% beneficial interest in the Company. The
         Note is due in October 2002 and is convertible by the holder, at any time, into shares of the Company's common stock at $3.00 per share, subject to adjustment under certain circumstances. At the Company's option, interest on the Note may be payable in cash, common stock or a note. The Company may redeem the Note, at its option, at any time provided the Company's stock trades at or above $4.50 per share for a certain period of time. Further, if the Company redeems the Note when the Company's common stock trades below $4.50 per share, the Company would be required to issue the holder a warrant to acquire 1,000,000 shares of the Company's common stock at $3.00 per share. Such warrant, if issued, would expire in October 2002. The Note is secured by substantially all of the Company's assets. The holder of the Note has certain demand and piggyback registration rights and a right of first refusal under certain circumstances for certain equity offerings.

(6) Commitments and Contingencies

     Leases:
         The Company leases its facilities and certain equipment and automobiles under various noncancelable operating and capital leases. Rental expense charged to operations aggregated approximately $574,000, $673,000 and $816,000 for fiscal 1997, 1996 and 1995, respectively.

                          ECOGEN INC. AND SUBSIDIARIES

(6) Commitments and Contingencies, cont.

     Leases, cont:

         Minimum lease payments under noncancelable long-term leases for the years subsequent to October 31, 1997 are as follows:

                                                        Capital          Operating
                                                        Leases             Leases
                                                        ------             ------

                                    1998             $   733,000        $   469,000
                                    1999                 520,000            432,000
                                    2000                 200,000            193,000
                                    2001                      --             12,000
                                                     -----------        -----------
         Total minimum lease payments                   1,453,000       $ 1,106,000
                                                                        ===========
         Less: Interest                                 (207,000)
                                                     -----------
         Present value of net minimum
            lease payments                             1,246,000
         Less: Current portion of capital
            lease obligations (included in
            accounts payable and accrued
            expenses)                                   (412,000)
                                                     -----------
         Long-term capital obligations
            (included in long-term debt)             $   834,000
                                                     ===========

         A sublease agreement was entered into effective October 1, 1997 for a portion of the Company's corporate facility. This sublease extends through March 2000. Expected sublease income is $114,416 for fiscal 1998 and 1999 and $28,605 for fiscal 2000.

         The Company is a defendant in a patent infringement lawsuit brought by Mycogen Corporation in which Mycogen alleges that Ecogen's Lepinox(TM) Bioinsecticide infringes two Mycogen patents. The lawsuit was filed by Mycogen in the United States District Court for the Southern District of California and seeks damages and injunctive relief. The Company has denied the allegations made by Mycogen in the lawsuit and is vigorously defending the action. The Company does not expect that the outcome of the litigation will have a material adverse effect on the Company's consolidated financial statements.

(7) Ecogen Technologies I Incorporated

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

                          ECOGEN INC. AND SUBSIDIARIES

(7) Ecogen Technologies I Incorporated, cont.

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

(8) Research, Development and License Agreements

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

         As a result of the transaction, Ecogen is released from the obligation to provide $5.6 million of funding to Ecogen Europe. Further, as part of the transaction, the Company received cash of approximately $1.0 million and 683,202 of its common shares that had been held by Ecogen Europe. The Company licensed to BIT the Company's existing nematode technology for use solely in Europe, Africa and the Middle East ("BIT Territory") and agreed to provide BIT with improvements to certain of its nematode formulation technology. BIT licensed to the Company nematode technology for use outside of BIT Territory. The Company also licensed to BIT certain of its existing Bt technology, principally 12 non-commercialized strains and process and formulation technology, solely for use in BIT Territory. The Company recorded a gain of approximately $.2 million on the transaction in fiscal 1995.

         The Company will also pay BIT until the year 2002 a royalty on net sales in BIT's Territory of certain biofungicide products. No royalties have been earned to date.

         Monsanto Transaction

         In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment (see note 11), purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights in the Company's Bt technology for an aggregate non-refundable purchase price of $5.0 million in cash which was recorded as license and other income in the first quarter of fiscal 1996, (ii) the sale by the Company to Monsanto of common stock for an aggregate purchase price of $10.0 million and (iii) a four year research and development ("R&D") collaboration arrangement with Monsanto for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $2.9 million and $3.0 million were received in fiscal 1997 and 1996, respectively, and recorded as deferred contract revenue until such revenue is earned under the terms of the agreement. Under this agreement,

                          ECOGEN INC. AND SUBSIDIARIES

(8) Research, Development and License Agreements, cont.

         Monsanto Transaction, cont.

         the Company recognized as contract revenue approximately $2.9 million and $1.9 million in fiscal 1997 and 1996, respectively. During fiscal 1997, Monsanto advanced $1.0 million of commercialization success fees which, under the agreement, are payable at such time as Monsanto commercializes a product with Ecogen's technology. The payment was recorded as deferred revenue in other long-term liabilities and will be recognized as revenue when earned under the contract.

         On January 30, 1998, the Company amended its Research and Development Agreement with Monsanto and received approximately $4.3 million which resulted in $2.6 million in other revenue in the first quarter of fiscal 1998 and $1.7 million in deferred revenue. Deferred contract revenue of approximately $2.0 million at January 30, 1998 will be recognized as income when earned through January 1999, the remaining term of the amended agreement.

(9) Preferred Stock

     Series A Convertible Preferred Stock
         During fiscal 1995, holders converted 260,000 shares of the Series A convertible preferred stock to common stock in accordance with its terms.

     Series B Convertible Preferred Stock
         In September 1995, the Company raised $.7 million, net of expenses, from two institutional investors in exchange for 35,000 shares of 8% Series B Convertible Preferred Stock (the "Series B Preferred Stock"). During fiscal 1997 and 1996, 5,834 and 29,166 shares, respectively, of Series B Preferred Stock were converted into 44,030 and 122,313 shares, respectively, of the Company's common stock in accordance with its terms.

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

(10) Common Stock

         During fiscal 1995, the Company raised an aggregate of $7.1 million, net of issuance costs, in private placements to institutional investors in exchange for 723,750 shares of the Company's common stock.

         During fiscal 1996, Monsanto Company purchased 943,397 shares of the Company's common stock at $10.60 per share resulting in net proceeds of $9.3 million. Under the terms of the agreement, Monsanto has agreed to maintain its share ownership position during the term of the research and development agreement and Monsanto is prohibited, during the first three years following the closing, from acquiring more than 25% of the Company's voting stock without the Company's consent. Monsanto was granted certain demand and piggyback registration rights with respect to its shares. In addition, Monsanto has a right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company.

                          ECOGEN INC. AND SUBSIDIARIES

(10) Common Stock, cont.

         On January 29, 1996 the shareholders approved an amendment to the Company's Restated Certificate of Incorporation (the "Amendment") which effected a one-for-five reverse split (the "Reverse Split") of the Company's outstanding shares of common stock.

(11) Warrants and Other Options

         As of October 31, 1997, the Company had the following warrants and options outstanding and exercisable into shares of the Company's common stock (excluding stock options issued under the Company's stock option plan - see note 13) as follows:

                                                                       Price
                                              Shares of              Range Per      Expiration
                                             Common Stock           Share/Unit         Dates
                                             ------------           ----------         -----

              Warrants                          828,516           $7.31 - 43.75     1998 - 2000
              Unit Purchase Options               8,364              $35.00            1998
              Other Options                      53,044          $11.70 - 63.00     1998 - 2003
                                               --------
                                                889,924
                                               ========

         Warrants and options included above which had been exercisable into 751,731 shares of common stock expired in January 1998.

 (12) Stock Option Plan

         The Company's stock option plan ("Option Plan") expired in October, 1997. The Option Plan permitted the granting of both incentive stock options and nonstatutory stock options. The option price of the shares for incentive stock options could not be less than the fair market value of such stock at the grant date as determined under the Option Plan. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date.

         Effective November 1, 1996, Ecogen adopted SFAS No. 123, "Accounting for Stock-Based Compensation". As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. In accordance with APB No. 25, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation cost for these plans been based on fair value at the grant dates for awards under these plans, consistent with the method under SFAS No. 123, the Company's net

                          ECOGEN INC. AND SUBSIDIARIES

(12) Stock Option Plan, cont.

         loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                  1997                1996
                                                  ----                ----

               Net Loss:
                   As Reported                $(9,810,092)        $(2,743,344)
                   Pro Forma                  $(9,992,440)        $(2,864,265)

               Net Loss Per Share:
                   As Reported                     $(1.23)              $(.40)
                   Pro Forma                       $(1.25)              $(.42)

         The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

         The fair value of each option grant is estimated on the date of grant by using the Black-Scholes Option Pricing Model. The following weighted-average assumptions were used for grants in fiscal 1997 and 1996:

               Expected Dividend Yield                   0%
               Expected Volatility                      70%
               Risk-Free Interest Rate                   8%
               Expected Option Lives (years)             3

         A summary of the status of the Option Plan as of October 31, 1997, 1996 and 1995 and charges during the years then ended are as follows:

                                            Options Outstanding
                                            -------------------
                                                   Weighted-Average
                                         Shares     Exercise Price
                                         ------     --------------

         Balance November 1, 1994        521,417        $35.57
              Granted                    408,919        $12.29
              Exercised                   (8,437)       $ 9.01
              Canceled                  (420,439)       $39.21
                                        --------

         Balance October 31, 1995        501,460        $13.98
              Granted                    227,960        $ 6.86
              Exercised                       --            --
              Canceled                  (125,192)       $15.11
                                        --------

         Balance October 31, 1996        604,228        $11.06
              Granted                    403,892        $ 4.17
              Exercised                  (11,096)       $ 2.56
              Canceled                  (305,703)       $12.58
                                        --------        ------

         Balance October 31, 1997        691,321        $ 6.50
                                        ========        ======

                          ECOGEN INC. AND SUBSIDIARIES

(12) Stock Option Plan, cont.

         The following table summarizes information about fixed stock options outstanding at October 31, 1997:

                                        Options Outstanding                                Options Exercisable
            ----------------------------------------------------------------------    ---------------------------
                                                    Weighted-
                                    Number           Average           Weighted-        Number       Weighted-
               Range of           Outstanding       Remaining           Average       Exercisable     Average
            Exercise Price        at 10/31/97   Contractual Life    Exercise Price    at 10/31/97  Exercise Price
            --------------        -----------   ----------------    --------------    -----------  --------------

           $ 2.56 to $ 3.25         374,134        7.7 Years            $ 2.88          63,004        $ 2.67
           $ 6.28 to $12.56         312,987        6.4 Years            $ 9.06         199,467        $10.00
           $18.13 to $53.06           4,200        3.5 Years            $33.31           4,200        $33.31
                                    -------                                            -------
           $ 2.56 to $53.06         691,321        7.1 Years            $ 6.50         266,671        $ 8.64
                                    =======                                            =======

         During fiscal 1995, employees were given the right to exchange 290,079 options at exercise prices from $32.30 to $65.88 for new options at an exercise price of $10.94, the fair market value at the grant date for the exchange right. The new options were not exercisable until the later of November 13, 1995 or the exercisable date of the option exchanged. Accordingly, options to purchase 290,079 shares were canceled and an equal number of new options were issued, which is reflected in the table above.

         During fiscal 1997, employees were given the right to exchange 254,392 options at exercise prices from $2.88 to $35.25 for new options at exercise prices from $2.56 to $3.19, the fair market value at the grant date for the exchange right. The new options are exercisable according to a vesting schedule beginning on the new grant date, except for options that terminate during the new vesting period which are immediately vested. Accordingly, options to purchase 254,392 shares were canceled and an equal number of new options were issued, which is reflected in the table above.

(13)   Geographic Area and Related Information

         The Company's operations consist primarily of the research, development and marketing of biopesticide and related products, which constitutes one industry segment. Information with respect to the Company's operations by geographic area for fiscal years ended October 31, 1997, 1996 and 1995 is as follows:

                                                 1997                1996                1995
                                                 ----                ----                ----
         Revenues:
         United States:
         Unaffiliated customers             $ 11,411,109        $ 16,209,900        $  9,940,018
         Transfers to other
            geographic areas                     413,849             102,978             826,537
                                            ------------        ------------        ------------
                                              11,824,958          16,312,878          10,766,555
                                            ------------        ------------        ------------
           Europe:
         Unaffiliated customers                       --                  --           1,810,710
                                            ------------        ------------        ------------

         Other:
         Unaffiliated customers                  399,979             214,815             240,232
         Eliminations and adjustments           (413,849)           (102,978)           (826,537)
                                            ------------        ------------        ------------
         Total revenues                     $ 11,811,088        $ 16,424,715        $ 11,990,960
                                            ============        ============        ============

                          ECOGEN INC. AND SUBSIDIARIES

(13)   Geographic Area and Related Information, cont.

                                                 1997                1996                1995
                                                 ----                ----                ----
         Operating income (loss):
         United States                      $( 9,188,902)       $( 1,713,209)       $(20,843,428)
         Europe                                       --                  --            (291,721)
         Other                                  (528,223)           (980,273)         (1,361,910)
         Eliminations and adjustments            (92,967)            (49,862)           (826,537)
                                            ------------        ------------        ------------
         Total operating loss               $( 9,810,092)       $( 2,743,344)       $(23,323,596)
                                            ============        ============        ============

         Identifiable assets:
         United States                      $ 17,509,332        $ 27,016,478        $ 14,567,805
         Other                                    48,720             333,715             482,590
         Eliminations and adjustments                 --          (3,488,949)         (2,678,896)
                                            ------------        ------------        ------------
         Total identifiable assets          $ 17,558,052        $ 23,861,244        $ 12,371,499
                                            ============        ============        ============

         Of the United States revenues from unaffiliated customers included above, $1,605,247, $1,666,024 and $1,433,084 were export revenues in fiscal 1997, 1996 and 1995, respectively from the following geographic areas:

                          1997             1996             1995
                          ----             ----             ----

         Europe       $  348,367       $  429,798       $  954,398
         Other         1,256,880        1,236,226          478,686
                      ----------       ----------       ----------
                      $1,605,247       $1,666,024       $1,433,084
                      ==========       ==========       ==========

(14)   Income Taxes

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of October 31, 1997 and 1996 are presented below:

                                                               1997                1996
                                                               ----                ----
         Deferred tax assets:
              Purchased research, development and
                investment in affiliated companies        $ 10,380,000        $ 10,380,000
              Net operating loss carryforwards              23,433,000          21,696,000

              Research experimentation credit
                carryforward                                 2,414,000           2,414,000
              Other                                          1,732,000             980,000
                                                          ------------        ------------
                  Total gross deferred tax assets           37,959,000          35,470,000
              Less valuation allowance                      37,724,000          35,237,000
                                                          ------------        ------------
                  Net deferred tax assets                      235,000             233,000
                                                          ------------        ------------
         Deferred tax liabilities:
                Furniture, equipment, and leasehold
                improvements, principally due to
                  differences in depreciations                (235,000)           (233,000)
                                                          ------------        ------------
                  Total gross deferred tax
                       liabilities                            (235,000)           (233,000)
                                                          ------------        ------------

                  Net deferred taxes                      $         --        $         --
                                                          ============        ============

                          ECOGEN INC. AND SUBSIDIARIES

(14)   Income Taxes, cont.

         The net change in the total valuation allowance for fiscal 1997 and 1996 was an increase of approximately $2,487,000 and $900,000, respectively.

         At October 31, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $68.9 million which are available to offset future Federal taxable income, if any, through 2012. The Company also has research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $2.4 million which are available to reduce future Federal income taxes, if any, through 2012. The Company's ability to use such net operating loss and research and experimental credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

(15) Special Charges and Other Matters

      Special Charges:
         Special charges consist of the following components as of October 31, 1997 and 1995:

                                              1997              1995
                                              ----              ----

    Purchased technology                  $        --       $ 9,143,002
    Restructuring costs                            --         1,041,500
    Realignment of manufacturing process    1,416,263                --
    Shut-down of research laboratory          209,629                --
                                          -----------       -----------
                                          $ 1,625,892       $10,184,502
                                          ===========       ===========

         During the fourth quarter of fiscal 1997, the Company recorded a special charge of $1,416,263 for the realignment of the Company's manufacturing process involving its new water dispersable granular products, including the write-down of plant and equipment and other costs. During the third quarter of fiscal 1997, the Company recorded a charge of $209,629 relating to the shut-down of a research laboratory in Israel. Severance payments included in these charges are not significant, and there are no future payouts associated with these special charges.

         In fiscal 1995, the Company recorded a special charge for purchased technology resulting from the acquisition of a majority interest in ETech. Also in fiscal 1995, a special charge was recorded for restructuring costs incurred in connection with the shutdown of Ecogen Australia and personnel reductions at the Company Headquarters, including agreements with a former officer and director of the Company and a former officer and current director. Included in restructuring costs is $.7 million of severance costs, of which $165,000 and $281,000, respectively, were paid in fiscal 1997 and 1996 and $165,000 is due in fiscal 1998. Such amounts are included in accounts payable and accrued expenses and other long-term obligations in the accompanying consolidated balance sheet at October 31, 1996 and 1995.

     Other:
         Sales derived from one customer aggregated 13% of total revenues in fiscal 1997. Sales derived from another customer aggregated 15% of total revenues in fiscal 1995. Contract revenues derived from one entity aggregated 25% and 12% of total revenues in fiscal 1997 and 1996, respectively. Contract revenues derived from another entity aggregated 11% of total revenues in fiscal 1995.

                          ECOGEN INC. AND SUBSIDIARIES

(16) Profit Sharing 401(k) Plan

         Effective January 1, 1988, the Company established a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all full-time U.S. employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company contributes 75% (50% prior to July 1,
         1996) of the employees' contributions, subject to a maximum equal to 6% of the employees' compensation. The matching company contribution vests over a five-year period. Effective July 1, 1996, employees may elect to have the Company matching contribution in Ecogen common stock. The Company contributed approximately $161,000, $124,000 and $126,000 to the 401(k) Plan in fiscal 1997, 1996 and 1995, respectively.

(17) Related Party Transactions

         A director, elected during fiscal 1996, is a partner of a law firm that has acted as legal counsel to the Company. The Company recorded fees and costs of approximately $51,000 and $233,000 to this law firm during fiscal 1997 and 1996, respectively.

         The Company has engaged an advertising agency whose principal is the son of a former director of the Company. Fees to this agency aggregated approximately $749,000, $811,000 and $932,000 in fiscal 1997, 1996 and
         1995, respectively.

         Management believes that all transactions with related parties were conducted on an arm's-length basis.

                                                                     Schedule II

                          ECOGEN INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                  Years ended October 31, 1997, 1996 and 1995


            Column A                        Column B                 Column C               Column D         Column E

                                                                     Additions              Deductions
                                            Balance at       Charged to     Charged to                       Balance at
                                            Beginning        Costs and         Other                           End of
                                            of Period        Expenses        Accounts                          Period

1997:
  Allowance for doubtful accounts          $   42,769       $   35,000      $     --       $       --       $   77,769
  Reserve for inventory obsolescence          675,894          500,000            --          169,468        1,006,426
                                           ==========       ==========      ========       ==========       ==========

1996:
  Allowance for doubtful accounts          $   80,000       $       --      $     --       $   37,231       $   42,769
  Reserve for inventory obsolescence          695,820          500,000            --          519,926          675,894
                                           ==========       ==========      ========       ==========       ==========

1995:
  Allowance for doubtful accounts          $   90,000       $       --      $     --       $   10,000       $   80,000
  Reserve for inventory obsolescence          332,941          575,000            --          212,121          695,820
                                           ==========       ==========      ========       ==========       ==========

                                    SIGNATURE

              In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ECOGEN INC.

                                  By:/s/ Mary E. Paetzold
                                     --------------------
                                     Mary E. Paetzold
                                     Vice President, Chief Financial Officer and
                                     Treasurer
Date:  February 12, 1998


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

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of February 12, 1998.

Signature                          Title                                 Date
---------                          -----                                 ----

/s/ James P. Reilly, Jr.           Chairman, Chief Executive             February 12, 1998
--------------------------         Officer and Director (Principal
James P. Reilly, Jr.               Executive Officer)

/s/ Mary E. Paetzold               Vice President, Chief Financial       February 12, 1998
--------------------------         Officer and Treasurer (Principal
Mary E. Paetzold                   Financial and Accounting
                                   Officer)

/s/ Esteban A. Ferrer              Director                              February 12, 1998
--------------------------
Esteban A. Ferrer, Esquire

/s/ Lowell N. Lewis                Director                              February 12, 1998
--------------------------
Lowell N. Lewis

/s/ John R. Sutley                 Director                              February 12, 1998
--------------------------
John R. Sutley