Form 10-Q
period 1998-01-31
ECOGEN INC
filed 1998-03-17
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended January 31, 1998

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

         Class                         Outstanding at March 1, l998
Common Stock, $.01 par value                     8,005,309

                                   ECOGEN INC.


                                      INDEX

                                                                                     Page
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets as of
         January 31, l998 and October 3l, l997.......................................  1

     Unaudited  Consolidated Condensed Statements of Operations
         for the three months ended January 31, 1998 and 1997........................  2

     Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the three months ended January 31, l998..........................  3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the three months ended January 31, l998 and l997........................  4

     Notes to Unaudited Consolidated Condensed Financial
         Statements..................................................................  6

     Item 2 - Management's Discussion and Analysis of Results
         of Operations and Financial Condition.......................................  9


PART II - OTHER INFORMATION

     Item 6(a) - Exhibits............................................................ 15

PART I - FINANCIAL INFORMATION


                          ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                   JANUARY 31,                OCTOBER 31,
                                                                                            1998                       1997
-------------------------------------------------------------------------------------------------------------------------------
Current  assets:
   Cash, cash  equivalents and temporary investments ...............................    $   4,831,886             $   2,373,945
   Trade receivables ...............................................................        1,368,421                 1,769,514
   Inventory, net ..................................................................        8,671,843                 8,356,767
   Prepaid expenses and other current assets .......................................          662,700                   571,227
-------------------------------------------------------------------------------------------------------------------------------
      Total  current  assets                                                               15,534,850                13,071,453
-------------------------------------------------------------------------------------------------------------------------------

Plant and equipment, net ...........................................................        3,451,962                 3,649,579
Intangible and other assets, net ...................................................          835,662                   837,020
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        $  19,822,474             $  17,558,052
===============================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts  payable  and  accrued  expenses .......................................    $   5,577,845             $   5,043,626
   Deferred  contract  revenue .....................................................        2,044,333                   957,794
-------------------------------------------------------------------------------------------------------------------------------
        Total  current  liabilities                                                         7,622,178                 6,001,420
-------------------------------------------------------------------------------------------------------------------------------

Long-term debt .....................................................................        3,866,116                 3,916,432
Other long-term obligations ........................................................        2,705,659                 2,770,548
Stockholders'  equity:
   Common  stock,  par  value  $.01  per  share;  authorized  42,000,000  shares;
         issued 8,118,573 shares  in  1998 and 1997 ................................           81,186                    81,186
   Additional  paid-in  capital ....................................................      117,823,144               117,861,372
   Accumulated  deficit ............................................................     (110,798,171)             (111,552,038)
   Other ...........................................................................       (1,477,638)               (1,520,869)
-------------------------------------------------------------------------------------------------------------------------------
        Total  stockholders'  equity                                                        5,628,521                 4,869,651
-------------------------------------------------------------------------------------------------------------------------------
                                                                                        $  19,822,474             $  17,558,052
===============================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------------------
                                                                    THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                                 1998              1997
-------------------------------------------------------------------------------------------
Revenues:

  Product  sales,  net ....................................   $ 1,715,937       $   912,102
  Contract research .......................................       719,844           710,301
  License and other income ................................     2,500,000              --
  Interest income, net ....................................          --              61,450
-------------------------------------------------------------------------------------------
     Total revenues                                             4,935,781         1,683,853
-------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold ...................................     1,406,584           685,510
  Research and development:
    Funded by third parties ...............................       224,920           240,807
    Self funded ...........................................       737,848         1,194,444
  Selling, general and administrative .....................     1,680,821         1,787,689
  Interest expense, net ...................................       131,741              --
-------------------------------------------------------------------------------------------
     Total  costs and expenses                                  4,181,914         3,908,450
-------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------
Net income (loss)                                             $   753,867       ($2,224,597)
===========================================================================================
Basic and diluted net income (loss)  per  common  share
  available to common stockholders                            $      0.09       ($     0.28)
===========================================================================================
Weighted average number of common shares outstanding            8,032,000         7,844,000
===========================================================================================


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three months ended January 31, 1998

----------------------------------------------------------------------------------------------------------------------------------
                                                                        ADDITIONAL                         OTHER
                                                             COMMON      PAID-IN        ACCUMULATED     STOCKHOLDERS'
                                                             STOCK       CAPITAL          DEFICIT          EQUITY         TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1997                                   $ 81,186   $ 117,861,372    ($111,552,038)   ($1,520,869)    $4,869,651

Transfer of 3,629 shares of treasury stock for employee
   benefits ............................................       --           (38,228)            --           47,395          9,167

Net reduction in unrealized gain on securities .........       --              --               --           (4,164)        (4,164)

Net  income ............................................       --              --            753,867           --          753,867

----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1998                                   $ 81,186   $ 117,823,144    ($110,798,171)   ($1,477,638)    $5,628,521
==================================================================================================================================


See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------

                                                                                THREE MONTHS ENDED
                                                                                    JANUARY 31,
                                                                              1998             1997
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net  income (loss) ................................................    $   753,867      ($2,224,597)
   Adjustments  to  reconcile  net  income (loss)  to  net
      cash provided  by ( used  in ) operating  activities:
         Depreciation  and  amortization  expense ....................        201,373           93,664
         Unrealized foreign currency transaction loss ................           --             (1,627)
    Changes  in  assets  and  liabilities, net .......................      1,631,773       (1,816,124)

------------------------------------------------------------------------------------------------------
Net  cash provided by (used in) operating  activities                       2,587,013       (3,948,684)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturities of  temporary  investments ...............           --          1,490,342
   Purchase  of  plant and  equipment ................................        (58,756)        (223,804)

------------------------------------------------------------------------------------------------------
Net  cash (used in) provided by investing  activities                         (58,756)       1,266,538
------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Repayment of capital lease obligation .............................        (70,316)         (94,360)

------------------------------------------------------------------------------------------------------
Net  cash used in  financing  activities                                      (70,316)         (94,360)
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Effect  of  foreign  exchange  rate  changes  on  cash                           --             (2,004)
------------------------------------------------------------------------------------------------------

Net increase  (decrease)  in  cash  and  cash  equivalents ...........      2,457,941       (2,778,510)

Cash  and  cash  equivalents,  beginning  of  period .................      2,373,945        5,620,701

------------------------------------------------------------------------------------------------------
Cash  and  cash  equivalents,  end  of  period                            $ 4,831,886      $ 2,842,191
======================================================================================================

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------
                                                                   THREE MONTHS ENDED
                                                                       JANUARY 31,
                                                                 1998             1997
-----------------------------------------------------------------------------------------
Changes  in  assets  and  liabilities:
    Decrease in  receivables .............................   $   401,093      $   259,778
    Increase  in  inventory ..............................      (315,076)        (374,131)
    (Increase) decrease in  prepaid  expenses  and
       other  current  assets ............................       (91,473)          18,352
    Decrease in other assets .............................          --             66,920
    Increase (decrease) in  accounts  payable
       and  accrued  expenses ............................       615,579       (1,360,143)
    Increase (decrease)  in  deferred  contract  revenue .     1,086,539         (388,489)
    Decrease in other long-term liabilities ..............       (64,889)         (38,411)

-----------------------------------------------------------------------------------------
       Changes  in  assets  and  liabilities,  net           $ 1,631,773      ($1,816,124)
=========================================================================================

--------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------

  During the first quarter of fiscal 1997, the Company issued 1,700 shares of common stock as dividends on the Company's preferred stock and 44,030 shares of its common stock upon conversion of the Company's convertible preferred stock.

  During the first quarter of fiscal 1998 and 1997, the Company transferred 3,629 and 1,415 shares of treasury stock, respectively, to outstanding shares pursuant to certain employee benefit plans.
================================================================================


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            JANUARY 31, 1998 AND 1997



(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BASIS OF PRESENTATION:

       The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form l0-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, l997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

       The results of operations for the interim period ended January 31, 1998 are not necessarily indicative of the operating results for the full year.

       OPERATIONS:

       The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. The Company has not yet achieved profitable operations for any of its fiscal years and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent, among other things, on the success of the Company's commercialization efforts and market acceptance of the Company's products.


                                                                     (Continued)
                                       6

                          ECOGEN INC. AND SUBSIDIARIES

       NET INCOME (LOSS) PER COMMON SHARE:

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS No. 128"). The Company adopted SFAS No. 128 in the first quarter of fiscal 1998.

       Under SFAS No. 128, basic income (loss) per share is based on net income
       (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on net income (loss) for the relevant period divided by common shares outstanding and other potential common shares if they are dilutive.

       There is no difference between the Company's historic net loss per share calculation and basic and diluted net loss as calculated under SFAS No. 128 because all other potential common shares were anti-dilutive since the Company reported a net loss. For the current period, diluted earnings per share were calculated giving effect to the conversion of the $3,000,000 convertible note into 1,000,000 common shares in accordance with the terms of the note, and adding back the $61,000 of interest expense incurred during the period on the note. Stock options and warrants were not considered because they were anti-dilutive.

(2)    INVENTORY

       At January 31, l998, inventory consisted of raw materials of $2,042,326, work-in-progress of $1,449,129 and finished products of $5,180,388.

(3)    MONSANTO TRANSACTION

       In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto and received approximately $4.3 million in cash payments which resulted in $2.5 million in other revenues earned and recorded in the first quarter of fiscal 1998 for which the Company has no continuing obligation. At January 31, 1998 the balance of deferred contract revenue from Monsanto is approximately $2.0 million which will be recognized as income when earned through January 1999, the remaining term of the amended agreement.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS, (CONTINUED)


(4)    COMMITMENTS AND CONTINGENCIES

       Subsequent to January 31, 1998 the Company entered into a $700,000 letter of credit to secure a contract manufacturing agreement. A $500,000 certificate of deposit is being maintained as collateral for the letter of credit.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  THREE MONTHS ENDED JANUARY 31, 1998 AND 1997


OVERVIEW

For the first three months of fiscal 1998, total revenues almost tripled from $1.7 million in 1997 to $4.9 million in 1998. During the first quarter of fiscal 1998, the Company amended its research and development agreement with Monsanto Company (Monsanto) which resulted in $2.5 million of non-recurring revenues in the first quarter of fiscal 1998. Product sales increased 88% from $.9 million to $1.7 million for the three months ended January 31, 1997 and 1998, respectively. During the first quarter of fiscal 1998, the Company also realized a reduction in operating expenses of 18% from $3.2 million in the year-ago period to $2.6 million. As a result of increased revenues and decreased operating expenses, the Company reported net income of $.8 million or $.09 per basic and diluted share in the first quarter of fiscal 1998 compared to a net loss of ($2.2) million or ($.28) per share in 1997 on weighted average shares of
8.0 million and 7.8 million in the first quarter of fiscal 1998 and 1997, respectively. Exclusive of non-recurring revenues from Monsanto, the Company's net loss for the first quarter of fiscal 1998 improved 19% to ($1.7) million, from a net loss of ($2.2) million for the first quarter of fiscal 1997. Basic and diluted net loss per common share, exclusive of non-recurring revenues, was ($.22), compared with a net loss per common share of ($.28) for the first quarter of fiscal 1997.

THREE MONTHS ENDED JANUARY 31, 1998 AND 1997

REVENUES

Net product sales increased 88% during the three months ended January 31, 1998 to $1.7 million compared with $.9 million in the first quarter of 1997. Sales of the Company's Bt product line, representing 39% of total sales, increased 34% due principally to increased volume as a result of first time, first quarter sales of CRYMAX, the Company's new Bt bioinsecticide for control of caterpillars in the vegetable, tree nut and vine market. The increase in CRYMAX sales was partially offset by a decrease in volume of other Bt products. Pheromone product sales, representing 60% of total sales, increased $.9 million or 503% principally due to sales of the Company's new NoMate OLR product for control of omnivorous leafrollers in grapes and kiwi. Biofungicide sales, representing 1% of total sales, decreased $.2 million.

Other revenues increased $2.4 million in the current period, due primarily to the non-recurring up-front payment from Monsanto described above as a result of an amendment to the Company's research and development contract with Monsanto.

COSTS AND EXPENSES

Cost of products sold increased 105% in the first quarter of fiscal 1998 compared to 1997 due principally to the increase in product sales. Gross margins decreased to 18% in the first quarter of fiscal 1998 compared to 25% in 1997. This decrease was due primarily to lower margins on international sales in 1998 compared to 1997 and changes in product mix.

Total operating expenses were $2.6 million in the first quarter of fiscal 1998 compared to $3.2 million in 1997, a decrease of 18%. Research and development costs decreased $.5 million or 33% due principally to lower process development and startup costs associated with commercial scale-up of the Company's new WDG manufacturing process for its new WDG formulation of its products and lower personnel costs as a result of the shut down of a research lab in Israel. Research and development costs are expected to continue to decrease in fiscal 1998 when compared to fiscal 1997. Fiscal 1997 included higher process development costs as a result of the since resolved problem with the Company's scale-up of its new WDG formulation. Also personnel costs are expected to continue to decrease in the research and development area as the Company's commitment to provide research services to Monsanto decreases and as the Company's technology is commercialized, therefore requiring less activity in the basic research area. Selling, general and administrative expenses were $1.7 million in the first quarter of fiscal 1998 compared to $1.8 million in 1997, representing a decrease of $.1 million.

Net interest expense was $.1 million during the three months ended January 31, 1998 compared to net interest income of $.1 million in the comparable period of 1997 due to increased levels of long-term debt and decreased funds available for investment.

Net income for the three months ended January 31, 1998 was $.8 million, compared to a net loss of ($2.2) million for the same period in 1997. Basic and diluted net income per share for the three months ended January 31, 1998 was $.09, compared to net loss per share of ($.28) on weighted average shares outstanding of 8.0 million and 7.8 million in the first quarter of 1998 and 1997, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1998, the Company had cash and liquid investments of $4.8 million, representing a net increase of $2.4 million from October 31, 1997. The net increase was due to $2.6 million of cash provided by operations, offset by $.1 million used for capital expenditures and $.1 million for repayment of capital lease obligations.

The Company has financed its working capital needs primarily through private and public offerings of equity securities, research revenues and license and other fees from research and development alliances and product sales.

Through fiscal 1997, the Company had not generated positive cash flow from operations in any fiscal year. The Company believes that its existing working capital and cash flows generated in 1998 should be sufficient to meet its capital and liquidity requirements for fiscal 1998 based on reduced spending levels. The Company continues to pursue additional avenues to supplement its working capital, including, among other things, through the possible sale of assets. There is no assurance that such financing will be available on terms acceptable to the Company or at all. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts receivable decreased $.4 million due to certain shorter payment terms on trade receivables. Inventory increased $.3 million at January 31, 1998 when compared to October 31, 1997, the end of the Company's fiscal year, as a result of building inventories for sales in the growing season. Accounts payable and accrued expenses increased $.5 million due to an increase in payables associated with the increase in inventory and timing of payments to vendors. Deferred contract revenue increased $1.1 million at January 31, 1998 due to amounts advanced under the Monsanto research and development agreement that are expected to be earned through January 31, 1999.

FORWARD LOOKING STATEMENTS

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

PART II - OTHER INFORMATION


Item 6(a)                  Exhibits


Exhibit No.                Description
10.131                     Contract Manufacturing Agreement dated November 6,
                           1997 by and between Ecogen Inc. and Archer-
                           Daniels-Midland Company.

10.132                     Amended and Restated Research and Development
                           Agreement dated January 30, 1998 by and between Monsanto Company and Ecogen Inc.

27                         Financial Data Schedule

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    March 17, 1998


                                    ECOGEN INC.



                                    By:      /s/ JAMES P. REILLY, JR.
                                             -----------------------------------
                                             James P. Reilly, Jr.
                                             Chairman and Chief Executive
                                             Officer



                                    By:      /s/ MARY E. PAETZOLD
                                             -----------------------------------
                                             Mary E. Paetzold
                                             Vice President and Chief Financial
                                             Officer