Form 10-Q
period 1998-04-30
ECOGEN INC
filed 1998-06-15
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 1998
                                          --------------

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
                                             ---   ---

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                              Outstanding at June 5, l998
         -----                              ---------------------------
Common Stock, $.01 par value                       8,008,848

                                   ECOGEN INC.


                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

  Item 1    - Financial Statements:

      Unaudited Consolidated Condensed Balance Sheets as of
            April 30, l998 and October 3l, l997...................................................................1

      Unaudited Consolidated Condensed Statements of Operations for the three months and six months ended April 30, 1998
            and 1997 .............................................................................................2

      Unaudited Consolidated Condensed Statement of Stockholders'
            Equity for the six months ended April 30, l998........................................................3

      Unaudited Consolidated Condensed Statements of Cash Flows
            for the six months ended April 30, l998 and l997......................................................4

      Notes to Unaudited Consolidated Condensed Financial
            Statements............................................................................................6

  Item 2    - Management's Discussion and Analysis of Results
               of Operations and Financial Condition.............................................................10


PART II - OTHER INFORMATION

  Item 2(c) - Changes in Securities..............................................................................15

  Item 4    - Submission of Matters to Vote
                    of Securities Holders........................................................................15

  Item 6(a) - Exhibits...........................................................................................15

PART 1 - FINANCIAL INFORMATION

                         ECOGEN INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

----------------------------------------------------------------------------------------------------------------

Assets                                                                             APRIL 30,        OCTOBER 31,
                                                                                     1998              1997

----------------------------------------------------------------------------------------------------------------
Current assets:
   Cash, cash equivalents and temporary investments.......................       $2,379,658          $2,373,945
   Trade receivables, net.................................................        3,090,413           1,769,514
   Inventory, net.........................................................        6,341,376           8,356,767
   Prepaid expenses and other current assets..............................        1,574,914             571,227
----------------------------------------------------------------------------------------------------------------
     Total current assets                                                        13,386,361          13,071,453
----------------------------------------------------------------------------------------------------------------

Plant and equipment, net..................................................        3,220,691           3,649,579
Intangible and other assets, net..........................................          442,464             837,020
----------------------------------------------------------------------------------------------------------------
                                                                                $17,049,516         $17,558,052
================================================================================================================

Liabilities and Stockholders' Equity

----------------------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses..................................       $4,082,354          $5,043,626
   Deferred contract revenue..............................................        1,478,217             957,794
----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                    5,560,571           6,001,420
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                    3,860,617           3,916,432
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
Other long-term obligations                                                       2,513,227           2,770,548
----------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Common stock, par value $.01 per share; authorized 42,000,000
     shares; issued 8,118,573 shares in 1998 and 1997.....................           81,186              81,186
   Additional paid-in capital.............................................      117,801,851         117,861,372
   Accumulated deficit....................................................     (111,315,804)       (111,552,038)
   Other..................................................................       (1,452,132)         (1,520,869)
----------------------------------------------------------------------------------------------------------------
     Total stockholders' equity                                                   5,115,101           4,869,651
----------------------------------------------------------------------------------------------------------------
                                                                                $17,049,516         $17,558,052
================================================================================================================


See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS

---------------------------------------------------------------------------------------------------------

                                                      THREE MONTHS ENDED              SIX MONTHS ENDED
                                                          APRIL 30,                      APRIL 30,
---------------------------------------------------------------------------------------------------------
                                                   1998          1997             1998            1997
                                               ----------------------------------------------------------
Revenues:
  Product sales, net........................   $ 3,339,816  $ 2,661,913        $5,055,753   $ 3,574,015
  Contract revenue..........................       521,744      713,762         1,241,588     1,424,063
  License and other income..................     1,064,731            -         3,564,731             -
  Interest income, net......................             -       56,215                 -       117,665
---------------------------------------------------------------------------------------------------------
     Total revenues                              4,926,291    3,431,890         9,862,072     5,115,743
---------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold.....................     2,451,418    1,778,014         3,858,002     2,463,524
  Research and development:
    Funded by third parties.................       123,922      346,722           348,842       587,529
    Self funded.............................       801,177      833,057         1,539,025     2,027,501
  Selling, general and administrative.......     1,927,238    2,313,537         3,608,059     4,101,226
  Special charges...........................             -      209,629                 -       209,629
  Interest expense, net.....................       140,169            -           271,910             -
---------------------------------------------------------------------------------------------------------
     Total costs and expenses                    5,443,924    5,480,959         9,625,838     9,389,409
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net income (loss)                                ($517,633) ($2,049,069)       $  236,234   ($4,273,666)
=========================================================================================================

Basic and diluted net income (loss) per
 common share available to common
 stockholders                                       ($0.06)      ($0.26)            $0.03        ($0.54)
=========================================================================================================

Weighted average number of common
   shares outstanding                            8,034,000    7,929,000         8,033,000     7,886,000
=========================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six months ended April 30, 1998

------------------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONAL                         OTHER
                                                             COMMON         PAID-IN       ACCUMULATED     STOCKHOLDERS'
                                                              STOCK         CAPITAL         DEFICIT          EQUITY         TOTAL
------------------------------------------------------------------------------------------------------------------------------------
BALANCE NOVEMBER 1, 1997                                    $81,186      $ 117,861,372   ($111,552,038)   ($1,520,869)   $4,869,651

Transfer of 5,582 shares of treasury stock
  for employee benefits...............................            -            (59,521)              -         72,901        13,380

Net reduction in unrealized gain on securities........            -                  -               -         (4,164)       (4,164)

Net income............................................            -                  -         236,234              -       236,234
------------------------------------------------------------------------------------------------------------------------------------
BALANCE APRIL  30,  1998                                    $81,186      $ 117,801,851   ($111,315,804)   ($1,452,132)   $5,115,101
====================================================================================================================================



See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



----------------------------------------------------------------------------------------------------------
                                                                                     SIX MONTHS ENDED
                                                                                        APRIL  30,
                                                                                  1998             1997
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)........................................                  $  236,234       ($4,273,666)
   Adjustments to reconcile net income (loss) to net
    cash provided by ( used in ) operating activities:
         Gain on sale of assets.............................                    (562,268)                -
         Depreciation and amortization expense..............                     400,170           186,240
         Noncash interest expense...........................                     195,826                 -
         Other..............................................                      (2,739)           (1,627)
    Changes in assets and liabilities, net of effects of
         disposition........................................                  (1,608,151)       (3,389,539)
----------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                         (1,340,928)       (7,478,592)
----------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Purchase of plant and equipment..........................                     (62,617)         (146,622)
   Net proceeds from sale of pheromone product line.........                   1,659,410                 -
----------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing  activities                           1,596,793          (146,622)
----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Repayment of capital lease obligation....................                    (250,152)         (192,277)
Net cash used in financing activities                                           (250,152)         (192,277)
----------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents.......                        5,713        (7,817,491)
Cash and cash equivalents, beginning of period.............                    2,373,945         9,611,111
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                      $2,379,658        $1,793,620
==========================================================================================================

                                                                     (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                          SIX MONTHS ENDED
                                                                                                              APRIL 30,
                                                                                                     1998                   1997
-----------------------------------------------------------------------------------------------------------------------------------
Changes in assets and liabilities, net of effects of disposition:
    Increase in trade receivables ........................................................         ($1,320,899)         ($  687,127)
    (Increase) decrease in inventory .....................................................             309,997           (1,267,110)
    (Increase) decrease in prepaid expenses and
       other current assets ..............................................................          (1,003,687)              42,114
    Decrease in other assets .............................................................             391,482                1,812
    Decrease in accounts payable
       and accrued expenses ..............................................................            (173,813)            (993,764)
    Increase (decrease) in deferred contract revenue .....................................             520,423             (390,117)
    Decrease in other long-term liabilities ..............................................            (331,654)             (95,347)

------------------------------------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net of effects of disposition                            ($1,608,151)         ($3,389,539)
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                                      $    76,084          $    64,444
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
------------------------------------------------------------------------------------------------------------------------------------

In the first six months of fiscal 1997, the Company issued 44,030 shares of its common stock upon conversion of the Company's convertible preferred stock.

In the first six months of fiscal 1997, the Company issued 1,700 shares of common stock, as dividends on the Company's preferred stock.

In the first six months of fiscal 1998 and 1997, the Company transferred 5,582 and 2,508 shares, respectively, of treasury stock to outstanding shares pursuant to certain employee benefit plans.

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

                             APRIL 30, 1998 AND 1997


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

         The results of operations for the interim period ended April 30, 1998 are not necessarily indicative of the operating results for the full year.

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

                                                                    (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

    NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  CONTINUED


         NET INCOME (LOSS) PER COMMON SHARE, CONT.

         There is no difference between the Company's historic net loss per share calculation and basic and diluted net loss as calculated under SFAS No. 128 because all other potential common shares were anti-dilutive since the Company reported a net loss. For the current period, diluted earnings per share were calculated giving effect to the conversion of the $3.0 million convertible note into 1.0 million common shares in accordance with the terms of the note, and adding back the $.1 million of interest expense incurred during the period on the note. Stock options and warrants were not considered because they were anti-dilutive.

         RECLASSIFICATIONS:

         Certain reclassifications have been made to the reported amounts in the 1997 financial statements to conform to the 1998 classifications.

(2)      INVENTORY

         At April 30, l998, inventory consisted of raw materials of $.6 million, work-in-progress of $.9 million and finished products of $4.8 million.

(3)      MONSANTO TRANSACTION

         In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. In connection therewith, the Company received approximately $4.8 million in cash payments during the first half of fiscal 1998 of which $3.0 million was earned and recorded as other revenue in the first six months of fiscal 1998 since the Company has no continuing obligations with respect to such amounts. Further, $1.2 million and $1.4 million was recorded as research contract revenue principally relating to the Monsanto R&D contract during the six months ended April 30, 1998 and 1997, respectively. At April 30, 1998, the balance of deferred contract revenue from Monsanto is approximately $1.5 million which will be recognized as revenue when earned through January 1999, the remaining term of the amended agreement.

(4)      COMMITMENTS AND CONTINGENCIES

         Subsequent to January 31, 1998, the Company entered into a $.7 million letter of credit with a commercial bank to secure a contract manufacturing agreement. A $.5 million certificate of deposit is being maintained as collateral for the letter of credit and is recorded as other current assets at April 30,1998.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

   NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                 (CONTINUED)


(5)      SALE OF PHEROMONE PRODUCT LINE

         In April 1998, the Company sold substantially all of the assets (excluding trade accounts receivable) associated with the pheromone product line to Scentry Biologicals, Inc. ("Scentry") for total consideration of approximately $2.4 million. The consideration included cash of $1.7 million and the assumption of $.7 million of liabilities. The Company recognized a gain of $.5 million on the sale which is included in license and other income in the accompanying consolidated statements of operations. As part of the transaction, the Company entered into a distribution agreement with Scentry for three pheromone products, BeeScent(R) Attractant, NoMate(R) LRX MEC and NoMate BHF MEC in the United States through December 2000. Scentry is a newly formed company, the principals of which are the former manager of the Company's pheromone production facility and a principal of one of the Company's distributors in Central and South America. Unaudited pro forma consolidated results of operations as if the product line was sold on November 1, 1996, are as follows:

                                                                             Six Months Ended April 30,
                                                                                       1998      1997
                                                                                       ----      ----
                                                                          ($ in thousands except per share data)

          Total revenues                                                         $7,816             $ 4,207
          Net income (loss)                                                          44              (4,166)
          Basic and diluted net
            income (loss) per share                                                 .01               (0.53)
                                                                                 ======             =======

         The pro forma information is not necessarily indicative of the results that would have been obtained had the disposition of the pheromone product line actually occurred on the date indicated nor is it indicative of the Company's future consolidated results of operations.

(6)      SUBSEQUENT EVENTS

         In June 1998, the Company sold 20,000 shares of Series 1998-A 8% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.9 million. The holder of the preferred stock was issued five-year warrants to purchase 180,000 shares of common stock at $3.525 per share. Dividends are payable semi-annually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.39 per share or an average market price, as defined in the agreement, over a ten day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  (CONTINUED)



(6)      SUBSEQUENT EVENTS, CONT.

         requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of common stock underlying the warrants and the preferred stock and warrants. Included in the fee paid to the placement agent in connection with the transaction were 24,000 shares of the Company's common stock.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1998 AND 1997


OVERVIEW

For the first six months of fiscal 1998, total revenues increased 93% from $5.1 million in fiscal 1997 to $9.9 million in fiscal 1998. During fiscal 1998, the Company amended its research and development agreement with Monsanto Company (Monsanto) which resulted in $3.0 million of other revenues in the first half of fiscal 1998. There were no comparable payments for the year-ago period. Research contract revenue was $1.2 million in the first six months of fiscal 1998 compared to $1.4 million in fiscal 1997. Contract research under the recently amended agreement with Monsanto will cease during the first quarter of 1999. Product sales increased 42% or $1.5 million from $3.6 million to $5.1 million for the six months ended April 30, 1997 and 1998, respectively. During the first six months of fiscal 1998, the Company also realized a reduction in operating expenses, exclusive of special charges in fiscal 1997, of $1.2 million or 18% from $6.7 million in the year-ago period to $5.5 million in fiscal 1998. Fiscal 1997 operating expenses included a special charge of $.2 million for the shut down of Ecogen Israel. As a result of increased revenues and decreased operating expenses, the Company reported net income of $.2 million or $.03 per basic and diluted share in the first six months of fiscal 1998 compared to a net loss of ($4.3) million or ($.54) per share in the comparable period in fiscal 1997 on weighted average shares of 8.0 million and 7.9 million in the first six months of fiscal 1998 and 1997, respectively.

SIX MONTHS ENDED APRIL 30, 1998 AND 1997

REVENUES

Net product sales increased 42% during the six months ended April 30, 1998 to $5.1 million compared with $3.6 million in the first six months of 1997. Sales of the Company's Bt product line, representing 52% of total sales, increased 59% or $1.0 million due principally to increased volume as a result of sales of CRYMAX, the Company's new Bt bioinsecticide for control of caterpillars in the vegetable, tree nut and vine market. Pheromone product sales, representing 46% of total sales, increased $1.2 million or 100% principally due to increased sales of the Company's product, NoMate OLR, for control of omnivorous leafrollers in grapes and kiwi which was introduced for the first time in fiscal 1997 and an increase in sales of NoMate PBW, for control of pink bollworm in cotton, pursuant to a government bid in Egypt. Biofungicide sales, representing 2% of total sales, decreased $.7 million due to carryover inventory of Aspire at the Company's distributor for this product, a biofungicide for control of post harvest rot disease and lower sales of AQ10, for control of powdery mildew, due to unseasonable rainy weather conditions in California.

Other revenues increased $3.3 million in the current six-month period, due primarily to the non-recurring payments from Monsanto described above as a result of an amendment to the Company's research and development contract and the $.5 million gain on sale of the pheromone product line. It is anticipated that revenue from Monsanto will be substantially lower in fiscal 1999.

In April 1998, the Company sold its pheromone product line to a newly-formed company for aggregate net proceeds of $2.4 million and recognized a gain on sale of $.5 million. The Company has agreed to distribute certain of the pheromone products in the United States through December 31, 2000.

COSTS AND EXPENSES

Cost of products sold increased 57% in the first six months of fiscal 1998 compared to the comparable period in fiscal 1997 due in part to the increase in product sales. Gross margins decreased to 24% in the first six months of fiscal 1998 compared to 31% in 1997. This decrease was due primarily to lower sales of biofungicide products during the first half of fiscal 1998 which are high margin products.

Total operating expenses, exclusive of special charges in fiscal 1997 were $5.5 million in the first six months of fiscal 1998 compared to $6.7 million in 1997, a decrease of 1.2 million or 18%. Research and development costs decreased $.7 million or 28% due principally to lower process development and start-up costs and lower personnel costs as a result of the shut down of a research lab in Israel and reduced basic research activity. Research and development costs are expected to continue to decrease in fiscal 1998 when compared to fiscal 1997. Fiscal 1997 included higher process development costs as a result of the since resolved problem with the Company's scale-up of its new water dispersible (WDG) formulation. Selling, general and administrative expenses were $3.6 million in the first six months of fiscal 1998 compared to $4.1 million in 1997, representing a decrease of $.5 million or 12%. Selling and marketing costs decreased 7% and general and administrative expenses decreased 17% due to cost containment efforts including salaries and related costs, outside services and advertising. The Company expects that these same factors and the sale of the pheromone product line will continue to drive a decline in operating expenses throughout fiscal 1998.

Net interest expense was $.3 million during the six months ended April 30, 1998 compared to net interest income of $.1 million in the comparable period of 1997 due to increased levels of long-term obligations and decreased funds available for investment.

Net income for the six months ended April 30, 1998 was $.2 million, compared to a net loss of ($4.3) million for the same period in 1997. Basic and diluted net income per share for the six months ended April 30, 1998 was $.03, compared to net loss per share of ($.54) on weighted average shares outstanding of 8.0 million and 7.9 million in the first six months of 1998 and 1997, respectively.

THREE MONTHS ENDED APRIL 30, 1998 AND 1997

REVENUES

Net product sales increased 25% during the three months ended April 30, 1998 to $3.3 million compared with $2.7 million in the second quarter of 1997 principally due to volume. Sales of the Company's Bt product line, representing 58% of total sales, increased 70% due principally to an increase in sales of CRYMAX, the Company's new Bt bioinsecticide for control of caterpillars in the vegetable, tree nut and vine market. Pheromone product sales, representing 40% of total sales, increased $.3 million or 28% principally due to sales of the Company's NoMate PBW product in Egypt offset by decreases in certain other pheromone products. Biofungicide sales, representing 2% of total sales, decreased $.4 million.

Other revenues increased $.8 million in the current three-month period, due primarily to $.5 million gain on the sale of the pheromone business and increased revenue from Monsanto.

COSTS AND EXPENSES

Cost of products sold increased 38% in the second quarter of fiscal 1998 compared to 1997 due in part to the increase in product sales. Gross margins decreased to 27% in the second quarter of fiscal 1998 compared to 33% in the comparable period in fiscal 1997. This decrease was due primarily to lower sales during the second quarter of fiscal 1998 of the Company's biofungicide products, which are high margin products. Gross margins improved from the 18% margins reported in the first quarter of fiscal 1998.

Total operating expenses, exclusive of special charges were $2.9 million in the second quarter of fiscal 1998 compared to $3.5 million in 1997, a decrease of 18%. Research and development costs decreased $.3 million or 22%. Selling, general and administrative expenses were $1.9 million in the second quarter of fiscal 1998 compared to $2.3 million in 1997, representing a decrease of $.4 million or 17%. Selling and marketing decreased 13% and general and administrative expenses decreased 22%. As described above operating expenses are expected to continue to decrease throughout fiscal 1998 when compared to prior periods for the reasons stated above.

Net interest expense was $.1 million during the three months ended April 30, 1998 compared to $.1 million in interest income in fiscal 1997 due primarily to an increase in long-term debt.

Net loss for the three months ended April 30, 1998 was ($.5) million, compared to a net loss of ($2.0) million for the same period in fiscal 1997. Basic and diluted net loss per share for the three months ended April 30, 1998 was ($.06), compared to net loss per share of ($.26) on weighted average shares outstanding of 8.0 million and 7.9 million in the second quarter of 1998 and 1997, respectively. Fiscal 1997 included a special charge of $.2 million or $.03 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had cash and liquid investments of $2.4 million which approximated the same level at October 31, 1997. $1.6 million of cash used in operations, $.1 million for capital expenditures and $.1 million for repayment of capital lease obligations substantially were funded by $1.7 million in proceeds from the sale of the pheromone product line. Of the $1.6 million of cash used in operations, $1.3 million relates to an increase in trade receivables due to increased sales. Subsequent to April 30,1998, the Company raised net proceeds of $1.9 million pursuant to a private placement of convertible preferred stock to an institutional investor.

The Company has not generated positive cash flow from operations in any fiscal year. The Company has financed its working capital needs primarily through private and public offerings of equity securities, research revenues and license and other fees from research and development alliances and product sales. The Company believes that its existing working capital and cash flows expected to be generated from revenues in 1998 should be sufficient to meet its capital and liquidity requirements for fiscal 1998 based on reduced spending levels over fiscal 1997. The Company continues to pursue additional avenues to supplement its working capital, including, among other things, a working capital line of credit. There is no assurance that such financings will be available on terms acceptable to the Company or at all. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts receivable increased $1.3 million when compared the October 31,1997, the end of the Company's fiscal year, due to increases in product sales. Inventory decreased $2.0 million at April 30, 1998 when compared to October 31, 1997 primarily as a result of the sale of the pheromone product line. Other current assets increased $1.0 million as a result of a $.5 million certificate of deposit that was obtained to secure the Company's obligation under a contract manufacturing agreement and a reclassification from long-term other assets. Accounts payable and accrued expenses decreased $1.0 million due principally to the assumption of certain liabilities by the purchaser of the pheromone product line and the timing of payments to vendors. Deferred contract revenue increased $.5 million at April 30, 1998 when compared to October 31,1997 due to amounts advanced under the Monsanto research and development agreement that are expected to be earned through January 31, 1999.

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

PART II - OTHER INFORMATION

Item 2(c): Changes in Securities

           In June 1998, the Company sold 20,000 shares of Series 1998-A 8% Convertible Preferred Stock, stated value $100 per share, to an institutional investor for net proceeds of $1.9 million for working capital and other corporate purposes. The holder of the preferred stock was issued five-year warrants to purchase 180,000 shares of common stock at $3.525 per share. Dividends on the preferred stock are payable semi-annually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.39 per share or an average market price, as defined in the agreement, over a ten day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of common stock underlying the warrants and the preferred stock and warrants. The placement agent for the transaction was Jesup & Lamont Securities Corporation which earned a fee of $130,000 plus 24,000 shares of Company common stock as a result of the transaction. The securities were issued by the Company in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D under the Securities Act of 1933, as amended.

Item 4:    Submission of Matters to a Vote of Security Holders

           The Company held its Annual Meeting of Stockholders on May 7, 1998, at which time the following matters were submitted to a vote of the stockholders and were approved: (i) the election of Esteban A. Ferrer, Lowell N. Lewis, Philippe D. Katz, James P. Reilly, Jr. and John R. Sutley to serve on the Board of Directors of the Company until the next annual meeting; and (ii) the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors to audit the Company's books and accounts for fiscal year 1998. A total of 6.4 million votes were cast in favor of each nominee for director and less than one hundred eighty thousand votes were cast against any such nominee. A total of 6.4 million votes were cast in favor of the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company and less than one hundred ten thousand votes were cast against such ratification.

Item 6(a)           Exhibits


Exhibit No.         Description
-----------         -----------


3.1                 Restated Certificate of Incorporation of Ecogen Inc. (Form
                    10-Q for fiscal quarter ended January 31, 1996)*

3.8                 By-laws of Ecogen Inc., as amended (Form S-1 Registration
                    Statement filed on May 1, 1991)*

3.9                 Certificate of Designations, Preferences and Rights of
                    Series 1998-A Convertible Preferred Stock.

10.133              Asset Purchase and Sale Agreement among Ecogen Inc.,
                    Ecogen-Bio Inc. and Scentry Biologicals, Inc. dated April
                    28, 1998.

27                  Financial Data Schedule


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this report.

                                   SIGNATURES


           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   June 12, 1998


                               ECOGEN INC.



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