Form 10-Q
period 1998-07-31
ECOGEN INC
filed 1998-09-14
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 1998

                         Commission File Number 1-9579


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


     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___.

                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        Class                                                 Outstanding at September 1, l998
        -----                                                 --------------------------------
Common Stock, $.01 par value                                              8,033,956

                                  ECOGEN INC.


                                     INDEX


                                                                                                       Page
                                                                                                       ----

PART I - FINANCIAL INFORMATION

  Item 1       - Financial Statements:

    Unaudited Consolidated Condensed Balance Sheets as of
         July 31, l998 and October 31, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1

    Unaudited Consolidated Condensed Statements of Operations
         for the three months and nine months ended July 31, 1998
         and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  . . . . . .   2

    Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the nine months ended July 31, 1998.......... . . . . . . . . . . . . . . . . . . .  3

    Unaudited Consolidated Condensed Statements of Cash Flows
         for the nine months ended July 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . .  4

    Notes to Unaudited Consolidated Condensed Financial
         Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

  Item 2       - Management's Discussion and Analysis of Results
                   of Operations and Financial Condition  . . . . . . . . . . . . . . . . . . . . . . . 11


PART II - OTHER INFORMATION

  Item 6(a)    - Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

  Item 6(b)    - Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

PART I - FINANCIAL INFORMATION

                          ECOGEN INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------------

Assets
                                                                                 JULY 31, 1998                        OCTOBER 31,
                                                                        PRO FORMA                ACTUAL                  1997
                                                                      (see note 6)
---------------------------------------------------------------------------------------------------------------------------------

Current assets:
   Cash, cash equivalents and temporary investments..............     $3,187,276              $3,187,276              $2,373,945
   Temporary investments.........................................        799,424                 799,424                  -
   Trade receivables, net........................................      1,790,229               1,790,229               1,769,514
   Inventory, net................................................      6,628,481               6,628,481               8,356,767
   Prepaid expenses and other current assets.....................        998,167                 998,167                 571,227
---------------------------------------------------------------------------------------------------------------------------------
      Total current assets                                            13,403,577              13,403,577              13,071,453
---------------------------------------------------------------------------------------------------------------------------------

Plant and equipment, net.........................................      2,913,538               2,913,538               3,649,579
Intangible and other assets, net.................................        544,530                 544,530                 837,020
---------------------------------------------------------------------------------------------------------------------------------
                                                                     $16,861,645             $16,861,645             $17,558,052
=================================================================================================================================

Liabilities and Stockholders' Equity

---------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
   Accounts payable and accrued expenses.......................       $4,269,616              $4,269,616              $5,043,626
   Deferred contract revenue...................................          971,745                 971,745                 957,794

---------------------------------------------------------------------------------------------------------------------------------
        Total current liabilities                                      5,241,361               5,241,361               6,001,420
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Long-term debt                                                           514,706               3,734,954               3,916,432
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
Other long-term obligations                                            2,776,105               2,776,105               2,770,548
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
   Preferred stock, par value $.01 per share; authorized
         7,500,000 shares:
       Series 1998 A convertible preferred stock; 35,000
         shares authorized; 20,000 shares issued and
         outstanding in 1998 (liquidation value $100 per
         share)..................................................            200                     200                       -
       Series 1998 C convertible preferred stock: 50,000
         shares authorized; 32,354 pro forma shares issued
         in 1998 (liquidation value $100 per share)..............            324                       -                       -
   Common  stock, par value $.01 per share;
        authorized 42,000,000 shares; issued 8,142,573
        shares in 1998 and 8,118,573 shares in 1997..............         81,426                  81,426                  81,186
   Additional paid-in capital....................................    122,776,380             119,556,456             117,861,372
   Accumulated deficit...........................................   (113,160,622)           (113,160,622)           (111,552,038)
   Other.........................................................     (1,368,235)             (1,368,235)             (1,520,869)
---------------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                     8,329,473               5,109,225               4,869,651
---------------------------------------------------------------------------------------------------------------------------------
                                                                     $16,861,645             $16,861,645             $17,558,052
=================================================================================================================================




See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------------------------------------------------------


                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                             JULY 31,                                   JULY 31,
                                                    1998                   1997               1998                    1997
-------------------------------------------------------------------------------------------------------------------------------
Revenues:
  Product sales, net..........................    $1,617,813             $4,110,311         $6,673,566              $7,684,326
  Research contract revenue...................       506,471                719,877          4,748,059               2,143,940
  License and other income....................        84,723                      -            649,454                       -
  Interest income, net........................             -                 56,989                 -                  174,653
-------------------------------------------------------------------------------------------------------------------------------
     Total revenues                                2,209,007              4,887,177         12,071,079              10,002,919
-------------------------------------------------------------------------------------------------------------------------------
Costs and expenses:

  Cost of products sold.......................     1,558,979              2,642,256          5,416,981               5,105,780
  Research and development:
    Funded by third parties...................       196,018                291,163            544,860                 878,692
    Self funded...............................       637,471                863,980          2,176,496               2,891,481
  Selling, general and administrative.........     1,642,890              2,390,001          5,250,949               6,491,227
  Special charges.............................             -                      -                 -                  209,629
  Interest expense, net.......................        18,467                      -            290,377                       -
-------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                      4,053,825              6,187,400         13,679,663              15,576,809
-------------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------------
Net loss                                         ($1,844,818)           ($1,300,223)       ($1,608,584)           ($5,573,890)
================================================================================================================================

Basic and diluted net loss per common share
   available to common stockholders                   ($0.23)                ($0.16)            ($0.20)                ($0.70)
================================================================================================================================

Weighted average number of common
   shares outstanding                              8,054,000              8,025,000          8,041,000              7,934,000
================================================================================================================================


See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JULY 31, 1998


--------------------------------------------------------------------------------------------------------------


                                                                          CONVERTIBLE
                                                                           PREFERRED             COMMON
                                                                             STOCK                STOCK
--------------------------------------------------------------------------------------------------------------

BALANCE NOVEMBER 1, 1997                                                    -                          $81,186

Transfer of 5,582 shares of treasury stock for employee benefits
   and exercise of stock options......................................      -                             -

Private placement of 20,000 shares of convertible preferred stock,
     net of issuance costs............................................        200                         -

Issuance of 24,000 shares of common stock as part of fees associated
   with private placement.............................................      -                              240

Net reduction in unrealized gain on securities........................      -                             -

Net loss..............................................................      -                             -

--------------------------------------------------------------------------------------------------------------
BALANCE JULY  31,  1998                                                       200                       81,426
==============================================================================================================

Conversion of convertible note for 32,354 shares of
   preferred stock....................................................        324                         -

--------------------------------------------------------------------------------------------------------------
PRO FORMA BALANCE JULY 31, 1998                                              $524                      $81,426
==============================================================================================================




                                                                               ADDITIONAL
                                                                                 PAID-IN                ACCUMULATED
                                                                                 CAPITAL                  DEFICIT
----------------------------------------------------------------------------------------------------------------------

BALANCE NOVEMBER 1, 1997                                                     $117,861,372               ($111,552,038)

Transfer of 5,582 shares of treasury stock for employee benefits
   and exercise of stock options......................................           (126,976)                    -

Private placement of 20,000 shares of convertible preferred stock,
     net of issuance costs............................................          1,822,300                     -

Issuance of 24,000 shares of common stock as part of fees associated
   with private placement.............................................               (240)                    -

Net reduction in unrealized gain on securities........................               -                        -

Net loss..............................................................               -                     (1,608,584)

----------------------------------------------------------------------------------------------------------------------
BALANCE JULY  31,  1998                                                       119,556,456                (113,160,622)
======================================================================================================================

Conversion of convertible note for 32,354 shares of
   preferred stock....................................................          3,219,924                     -

----------------------------------------------------------------------------------------------------------------------
PRO FORMA BALANCE JULY 31, 1998                                              $122,776,380               ($113,160,622)
======================================================================================================================




-------------------------------------------------------------------------------------------------------------------


                                                                                  OTHER
                                                                              STOCKHOLDERS'
                                                                                  EQUITY                   TOTAL
-------------------------------------------------------------------------------------------------------------------

BALANCE NOVEMBER 1, 1997                                                         ($1,520,869)           $4,869,651

Transfer of 5,582 shares of treasury stock for employee benefits
   and exercise of stock options......................................               156,798                29,822

Private placement of 20,000 shares of convertible preferred stock,
     net of issuance costs............................................                  -                1,822,500

Issuance of 24,000 shares of common stock as part of fees associated
   with private placement.............................................                  -                      -

Net reduction in unrealized gain on securities........................                (4,164)               (4,164)

Net loss..............................................................                  -               (1,608,584)

-------------------------------------------------------------------------------------------------------------------
BALANCE JULY  31,  1998                                                           (1,368,235)            5,109,225
===================================================================================================================

Conversion of convertible note for 32,354 shares of
   preferred stock....................................................                  -                3,220,248

-------------------------------------------------------------------------------------------------------------------
PRO FORMA BALANCE JULY 31, 1998                                                  ($1,368,235)           $8,329,473
===================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  NINE MONTHS ENDED
                                                                                                        JULY 31,
                                                                                     1998                                  1997
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss.....................................................................   ($1,608,584)                         ($5,573,890)
   Adjustments to reconcile net loss to net
      cash provided by (used in) operating  activities:
         Gain on sale of assets.................................................      (562,268)                                  -
         Depreciation and amortization expense..................................       580,245                              305,673
         Noncash interest expense...............................................       286,573                                   -
         Other..................................................................        (2,740)                              65,986
    Changes in assets and liabilities, net of effects of disposition............       (71,723)                          (2,102,859)

------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                               (1,378,497)                          (7,305,090)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchase of plant and equipment..............................................       (64,461)                            (138,932)
   Net proceeds from sale of pheromone product line.............................     1,659,410                                   -
   Purchase of temporary investment.............................................      (799,424)                                  -

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                    795,525                             (138,932)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from sale of convertible preferred stock, net of issuance costs.....     1,822,300                                   -
   Net proceeds from issuance of Senior Subordinated Convertible Note...........            -                             1,500,000
   Net proceeds from issuance of common shares under stock option plan..........        10,565                                9,752
   Repayment of capital lease obligation........................................      (436,562)                            (291,477)

------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            1,396,303                            1,218,275
------------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents............................       813,331                           (6,225,747)

Cash and cash equivalents, beginning of period..................................     2,373,945                            9,611,111

====================================================================================================================================
Cash and cash equivalents, end of period                                            $3,187,276                           $3,385,364
====================================================================================================================================
                                                                                                                      (Continued)

                                         4

                          ECOGEN INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                     NINE MONTHS ENDED
                                                                                                          JULY 31,
                                                                                            1998                          1997
----------------------------------------------------------------------------------------------------------------------------------
Changes in assets and liabilities, net of effects of disposition:
    Increase in  trade receivables.............................................           ($20,715)                     ($889,694)
    (Increase)decrease in inventory............................................             22,892                     (1,126,169)
    (Increase) decrease in prepaid expenses and
       other current assets....................................................           (426,940)                        81,176
    Decrease in other assets...................................................            289,416                        133,432
    Decrease in accounts payable
       and accrued expenses....................................................           (218,316)                      (781,057)
    Increase in deferred contract revenue......................................             13,951                        663,690
    Increase (decrease) in other long-term liabilities.........................            267,989                       (184,237)



==================================================================================================================================
       Changes in assets and liabilities, net of effects of disposition                   ($71,723)                   ($2,102,859)
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
Interest paid                                                                             $105,633                        $64,444
==================================================================================================================================

----------------------------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
----------------------------------------------------------------------------------------------------------------------------------

  In the first nine months of fiscal 1997, the Company issued 44,030 shares of its common stock upon conversion of the Company's convertible preferred stock and 13,572 shares of common stock as dividends on the Company's preferred stock.

  In the first nine months of fiscal 1998 and 1997, the Company transferred 5,582 and 4,684 shares, respectively, of treasury stock to outstanding shares pursuant to certain employee benefit plans.

  In the first nine months of fiscal 1997, the Company issued 136,000 shares of common stock in satisfaction of future royalty obligations.

  In the first nine months of fiscal 1998, the Company issued 24,000 shares of common stock as part of the fees associated with a private placement.
  =============================================================================


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JULY 31, 1998 AND 1997



(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION AND BASIS OF PRESENTATION:

      The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, 1997 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

      The results of operations for the interim period ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

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


      NET LOSS PER COMMON SHARE:

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

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                   CONTINUED


      NET LOSS PER COMMON SHARE, CONT.

      Because the Company reported a net loss per share, there is no difference between the Company's historic net loss per share calculation and basic and diluted net loss as calculated under SFAS No. 128 since all potential common shares were anti-dilutive. The conversion of the $3.0 million convertible note into 1.0 million common shares in accordance with the terms of the note, and adding back the $.1 million and $.2 million of interest expense incurred during the three-month and nine-month period ended July 31, 1998 was not included in the net loss per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive. Net loss per share for the three months and nine months ended July 31, 1998 have been adjusted for preferred stock dividends accrued which were not material.

      RECLASSIFICATIONS:

      Certain reclassifications have been made to the reported amounts in the 1997 financial statements to conform to the 1998 classifications.

(2) INVENTORY

      At July 31, l998, inventory consisted of raw materials of $.7 million, work-in-progress of $.8 million and finished products of $5.1 million.

(3) MONSANTO TRANSACTION

      In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. In connection therewith, the Company received approximately $4.8 million in cash payments during the first six months of fiscal 1998 of which an aggregate of $3.0 million was earned and recorded as research contract revenue during the first and second quarters of fiscal 1998 since the Company had no continuing obligations with respect to such amounts. Further, $1.7 million and $2.1 million was recorded as research contract revenue principally relating to the Monsanto R&D contract during the nine months ended July 31, 1998 and 1997, respectively. At July 31, 1998, the balance of deferred contract revenue from Monsanto is $1.0 million which will be recognized as revenue when earned through January 1999, the remaining term of the amended R&D contract.

(4) LOAN AGREEMENT

      In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  (CONTINUED)


(4) LOAN AGREEMENT, CONT.

      of credit is for a minimum of two years (subject to termination on certain events of default), bears interest at prime plus 1.25% and is fully collateralized by the Company's assets other than its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At September 11, 1998, the balance outstanding under the line was $ 1.1 million, the minimum loan balance required under the loan agreement. Further, at September 11, 1998 a $.7 million letter of credit was outstanding under the line (see note 7 of notes to the consolidated financial statements.) The loan agreement contains certain financial covenants. The Company is in compliance with such covenants.

(5) SALE OF PHEROMONE PRODUCT LINE

      In April 1998, the Company sold substantially all of the assets (excluding trade accounts receivable) associated with the pheromone product line to Scentry Biologicals, Inc. ("Scentry") for total consideration of approximately $2.4 million. The consideration included cash of $1.7 million and the assumption of $.7 million of liabilities. The Company recognized a gain of $.5 million on the sale which is included in license and other income in the accompanying consolidated statements of operations. As part of the transaction, the Company entered into a distribution agreement with Scentry for three pheromone products, BeeScent(R) Attractant, NoMate(R) LRX MEC and NoMate BHF MEC in the United States through December 2000. Scentry is a newly formed company, the principals of which are the former manager of the Company's pheromone production facility and a principal of one of the Company's distributors in Central and South America. Unaudited pro forma consolidated results of operations as if the product line was sold on November 1, 1996, are as follows, excluding the non-recurring gain on the sale of $.5 million:


                                      Nine Months Ended July 31,
                                           1998         1997
                                           ----        -----
                                   ($ in thousands except per share data)

Total revenues                             $9,463      $7,703
Net loss                                   (2,363)     (5,790)
Basic and diluted net
   loss per share                           (.29)        (.73)

The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the disposition of the pheromone product line actually occurred on the date indicated nor is it necessarily indicative of the Company's future consolidated results of operations.
                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  (CONTINUED)


(6) STOCKHOLDERS' EQUITY

      In June 1998, the Company sold 20,000 shares of Series 1998-A 8% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.8 million. The holder of the preferred stock was issued five-year warrants to purchase 180,000 shares of common stock at $3.525 per share. Dividends are payable semi-annually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.39 per share (subject to adjustment under certain circumstances) or an average market price, as defined in the agreement, over a ten day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient
      shares  of   common stock  within  a   specified  period  of  time
      after  the  holder   has requested conversion, the dividend rate may
      increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of common stock underlying the preferred stock and warrants. Included in the fee paid to the placement agent in connection with the transaction were 24,000 shares of the Company's common stock.

      In August 1998, the Company exchanged an 8% convertible secured note due in October 2002 in the amount of $3.2 million for 32,354 shares of newly issued 8% Series 1998-C convertible preferred stock with a stated value of $100 per share. The holder of the Note is a principal stockholder of the Company. Dividends on the preferred stock are payable semi-annually in cash or shares of preferred stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the preferred stock. At the election of the holder, the preferred stock may be converted into common stock of the Company at any time and from time-to-time beginning in August 1999 at a conversion price equal to the lesser of $2.125 per share (subject to adjustment under certain circumstances) and the average market price, as defined in the agreement, over a five day period at the time of conversion. The Company, at its option, may require conversion of the preferred stock if the average market value of the Company's common stock is greater than $4.00 per share over a ten day period. The Company, at its option, may redeem the preferred stock at 125% of the stated value. Furthermore, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the preferred stock at various premiums over stated value.

      If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, or the common stock has a market value of less than $1.00 per share for thirty consecutive days, the dividend rate may increase and the Company could be required to pay such dividends in cash. In such event and if the unpaid
                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                  (CONTINUED)


(6) STOCKHOLDERS' EQUITY, CONT.

      dividends exceed $37,500 for a period of 30 days, the Company may be required to appoint two designees of the holders of a majority of the outstanding preferred stock to the Company's Board of Directors. Unaudited pro forma financial information as if the aforementioned exchange had taken place on July 31, 1998 is presented in the unaudited consolidated balance sheet at July 31, 1998. Pro forma basic and diluted net loss per share has not been presented since the effect of conversion would be anti-dilutive. The unaudited pro forma consolidated balance sheet should be read in conjunction with the Company's October 31, 1997 historical consolidated financial statement and notes thereto included in the Company's Annual Report on Form 10K.

(7) COMMITMENTS AND CONTINGENCIES

      The Company has outstanding a $.7 million letter of credit under the Company's line of credit as described in note 4 above. This letter of credit replaces the letter of credit the Company had with a commercial bank. As a result, the $.5 million certificate of deposit previously held as collateral for the outstanding letter of credit has been reclassified to temporary investments from other current assets.

                          ECOGEN INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

           THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1998 AND 1997


OVERVIEW

For the first nine months of fiscal 1998, total revenues increased 21% from $10.0 million in fiscal 1997 to $12.1 million in fiscal 1998. During fiscal 1998, the Company amended its research and development agreement with Monsanto Company ("Monsanto") which resulted in $3.0 million of research contract revenues recognized in the first and second quarter of fiscal 1998. There were no comparable payments for the year-ago period. Research contract revenue was $1.7 million in the first nine months of fiscal 1998 compared to $2.1 million in fiscal 1997. Contract research under the recently amended agreement with Monsanto will cease during the first quarter of 1999. Product sales decreased 13% or $1.0 million from $7.7 million for the nine-month period ended July 31, 1997 to $6.7 million for the comparable period in fiscal 1998. During the first nine months of fiscal 1998, the Company also realized a reduction in operating expenses, including research and development and selling, general and administrative expenses, of $2.3 million or 22% to $8.0 from $10.3 million in the year-ago period. As a result of increased revenues and decreased operating expenses, the Company reported a net loss of ($1.6) million or ($.20) per basic and diluted share in the first nine months of fiscal 1998 compared to a net loss of ($5.6) million or ($.70) per share in the comparable period in fiscal 1997 on weighted average shares of 8.0 million and 7.9 million in the first nine months of fiscal 1998 and 1997, respectively. On a pro forma basis, assuming the sale of the pheromone product line had taken place on November 1, 1996, the beginning of the 1997 fiscal year, and excluding the $.5 million non-recurring gain, the net loss was $2.4 million or ($.29) per share and $5.8 million or ($.73) per share for the nine months ended July 31, 1998 and 1997, respectively.

In April 1998, the Company sold its pheromone product line to a newly-formed company for aggregate net consideration of $2.4 million and recognized a gain on sale of $.5 million. The Company has agreed to distribute certain of the pheromone products in the United States through December 31, 2000.

NINE MONTHS ENDED JULY 31, 1998 AND 1997

REVENUES

Net product sales decreased 13% during the nine months ended July 31, 1998 to $6.7 million compared with $7.7 million in the first nine months of 1997, due primarily to lower volume. Sales of the Company's Bt product line, representing 58% of total sales, increased 19% in 1998. Higher sales of CRYMAX, the Company's new Bt bioinsecticide for control of caterpillars in the vegetable, tree nut and vine market and higher international sales were partially offset by lower sales into the row crop market caused by severe drought conditions in the South and Mid South, particularly in Texas. Pheromone product sales, representing 36% of total sales, decreased $.3 million or 11% in the first nine months of fiscal 1998. As a result of the sale of the pheromone product line during the second quarter of fiscal 1998 there were no significant sales of pheromone products in the third quarter. Biofungicide sales, representing 6% of total sales, decreased $1.4 million in 1998 due to carryover inventory at the Company's distributor for Aspire, a biofungicide for control of post harvest rot disease, offset in part by increased sales of AQ10, for control of powdery mildew.

Research contract revenues increased $2.6 million in the current nine-month period, due primarily to the payments from Monsanto during the first half of fiscal 1998 described above as a result of an amendment to the Company's research and development contract. It is anticipated that revenue from Monsanto will be substantially lower in fiscal 1999. The increase in license and other revenue is the result of the $.5 million gain on sale of the pheromone product line.

COSTS AND EXPENSES

Cost of products sold increased 6% in the first nine months of fiscal 1998 compared to the comparable period in fiscal 1997. Gross margins on product sales decreased to 19% in the first nine months of fiscal 1998 compared to 34% in fiscal 1997. The lower gross margins in fiscal 1998 were due principally to product mix as a result of higher low margin international sales and lower sales of biofungicide products which are high margin products, and higher fixed manufacturing charges.

Total operating expenses, consisting of research and development and selling, general and administrative expenses were $8.0 million in the first nine months of fiscal 1998 compared to $10.3 million in the nine months ended July 31, 1997, a decrease of $2.3 million or 22%. Research and development costs decreased $1.0 million or 28% due principally to lower process development and start-up costs and lower personnel costs as a result of the shut-down of a research lab in Israel and reduced basic research activity. Research and development costs are expected to continue to decrease as a result of these factors in fiscal 1998 when compared to fiscal 1997. Fiscal 1997 included higher process development costs as a result of the since resolved problem with the Company's scale-up of its new water dispersible (WDG) formulation. Selling, general and administrative expenses were $5.3 million in the first nine months of fiscal 1998 compared to $6.5 million in 1997, representing a decrease of $1.2 million or 19%. Selling and marketing costs decreased 20% and general and administrative expenses decreased 18% due to cost containment efforts including salaries and related costs, outside services and advertising and promotional expenses due in part to the sale of the pheromone business. The Company expects that these same factors will continue to drive a decline in operating expenses throughout fiscal 1998.

Net interest expense was $.3 million during the nine months ended July 31, 1998 compared to net interest income of $.2 million in the comparable period of fiscal 1997 due to increased levels of long-term obligations and decreased funds available for investment.

Net loss for the nine months ended July 31, 1998 was ($1.6) million, compared to a net loss of ($5.6) million for the same period in fiscal 1997. Basic and diluted net loss per share for the nine months ended July 31, 1998 was ($.20), compared to net loss per share of ($.70) on weighted average shares outstanding of 8.0 million and 7.9 million in the first nine months of fiscal 1998 and 1997, respectively.

THREE MONTHS ENDED JULY 31, 1998 AND 1997

REVENUES

Net product sales decreased 61% during the three months ended July 31, 1998 to $1.6 million compared with $4.1 million in the third quarter of 1997 principally due to volume. Pheromone product sales were $1.5 million in the third quarter of fiscal 1997 whereas the third quarter of fiscal 1998 saw virtually no sales of pheromone products as a result of the sale of the pheromone product line during the second quarter of fiscal 1998. Continuing product sales decreased 39% principally due to volume. Sales of the Company's Bt product line, representing 79% of continuing sales, decreased $.3 million due principally to a decrease in sales of Condor, the Company's Bt bioinsecticide for control of caterpillars, in the row crop market due to severe weather conditions including the drought in Texas offset, in part, by higher sales of other Bt bioinsecticides. Biofungicide sales, representing 19% of total sales, decreased $.7 million due to lower sales of Aspire as a result of carryover inventory at the Company's distributor.

Research contract revenues decreased $.2 million in the three-month period ended July 31, 1998, due to lower research contract revenue under the Monsanto R&D contract.

COSTS AND EXPENSES

Cost of products sold decreased 41% in the third quarter of fiscal 1998 compared to 1997 due to the decrease in product sales. Gross margins on product sales decreased to 4% in the third quarter of fiscal 1998 compared to 36% in the comparable period in fiscal 1997. This decrease was due primarily to product mix including lower sales during the third quarter of fiscal 1998 of the Company's Aspire biofungicide product, which is a high margin product and fixed manufacturing charges as a higher percentage of lower sales.

Total operating expenses were $2.5 million in the third quarter of fiscal 1998 compared to $3.5 million in 1997, a decrease of 29%. Research and development costs decreased $.3 million or 28% as a result of the same factors discussed above for the nine month period ended July 31,1998. Selling, general and administrative expenses were $1.6 million in the third quarter of fiscal 1998 compared to $2.4 million in 1997, representing a decrease of $.8 million or 31% principally as a result of lower selling and marketing expense including principally promotional rebates, in part as a result of the sale of the pheromone product line.

Net interest expense was $18 thousand during the three months ended July 31, 1998 compared to $.1 million in interest income in fiscal 1997 due primarily to an increase in long-term debt.

Net loss for the three months ended July 31, 1998 was ($1.8) million, compared to a net loss of ($1.3) million for the same period in fiscal 1997. Basic and diluted net loss per share for the three months ended July 31, 1998 was ($.23), compared to net loss per share of ($.16) on weighted average shares outstanding of 8.0 million in both the third quarter of fiscal 1998 and 1997. On a pro forma basis, adjusted for the sale of the pheromone business, net loss for the quarter was ($1.6) million or ($.20) per share, basic and diluted.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had cash and liquid investments of $4.0 million, an increase of $1.6 million from October 31, 1997. $1.7 million of cash used in operations, $.1 million for capital expenditures and $.4 million for repayment of capital lease obligations substantially were funded by $1.7 million in proceeds from the sale of the pheromone product line and $1.8 million net proceeds from the sale of preferred stock to an institutional investor. In August 1998, the Company obtained a secured working capital line of credit for up to $5.0 million from a financial institution. Also in August 1998, the holder of the Company's 8% secured convertible note exchanged such note for 1998 Series C, 8% convertible preferred stock. (See Note 6 of notes to unaudited consolidated condensed financial statements.)

The Company has not generated positive cash flow from operations in any fiscal year. The Company has financed its working capital needs primarily through private and public offerings of equity securities, research revenues and license and other fees from research and development alliances and product sales. The Company believes that its existing working capital and funds available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements for at least the next twelve months. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources necessary to fund its strategic priorities. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Inventory decreased $1.6 million at July 31, 1998 when compared to October 31, 1997 primarily as a result of the sale of the pheromone product line. Other current assets increased $.5 million as a result of a reclassification from long-term other assets. Accounts payable and accrued expenses decreased $.8 million due principally to the assumption of certain liabilities by the purchaser of the pheromone product line.

YEAR 2000

The Company has completed an initial assessment of its Year 2000 status and plans to contact major customers and vendors to assess their status as to Year 2000 compliance. The Year 2000 plan is expected to be implemented and completed in fiscal 1999. Although the Company is in the process of upgrading or replacing certain hardware and software, management believes the financial impact of making the required system changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows. However, there is no assurance that service interruptions will not occur from suppliers or service providers such as banks and government. The Company believes that there exists alternative suppliers and, therefore, interruptions, if any, from suppliers should be temporary.

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

PART II - OTHER INFORMATION


Item 6(a)                 Exhibits

Exhibit No.               Description
-----------------         -----------

3.1                       Restated Certificate of Incorporation of Ecogen Inc. (Form 10-Q
                          for fiscal quarter ended January 31, 1996)*

3.2                       By-laws of Ecogen Inc., as amended (Form S-1 Registration
                          Statement, File No. 33-14119)*

3.3                       Certificate of Designations, Preferences and Rights of Series
                          1998-A Convertible Preferred Stock (Form 10-Q for fiscal
                          quarter ended April 30, 1998)*

3.4                       Certificate of Designations, Preferences and Rights of Series
                          1998-C Convertible Preferred Stock (Form 8-K, dated September
                          2, 1998)*


27                        Financial Data Schedule



Item 6(b)                 Reports on Form 8-K

A Current Report on Form 8-K was filed on September 2, 1998 with respect to:
(i) the obtainment by the Company of a secured, revolving loan valued at up to $5,000,000 from Congress Financial Corporation; and (ii) the issuance by the Company of 32,354 shares of newly issued 8% Series 1998-C Convertible Preferred Stock to United Equities (Commodities) Company in exchange for an 8% secured convertible note due October 31, 2002 in the amount of $3,235,400 held by United Equities (Commodities) Company.

A Current Report on Form 8-K was filed on May 15, 1998 with respect to the sale by the Company of substantially all of the assets (other than receivables from product sales) associated with the Company's pheromone product line to Scentry Biologicals Inc. An unaudited pro forma condensed consolidated balance sheet as of January 31, 1998 and unaudited pro forma condensed consolidated statements of operations for the year ended October 31, 1997 and the three-month period ended January 31, 1998 were filed as part of such Current Report.

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this report.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    September 14, 1998


                             ECOGEN INC.



                             By:     /s/ JAMES P. REILLY, JR.
                                     --------------------------
                                     James P. Reilly, Jr.
                                     Chairman and Chief Executive
                                     Officer



                             By:     /s/ MARY E. PAETZOLD
                                     --------------------------
                                     Mary E. Paetzold
                                     Vice President and Chief Financial Officer