Form 10-K405
period 1998-10-31
ECOGEN INC
filed 1999-01-15
CIK 814050

As filed with the Securities and Exchange Commission on January 15, 1999.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998

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

                               [X] YES     [ ] NO

  THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES
           OF THE REGISTRANT IS $10,922,000 AS OF JANUARY 8, 1999. (A)

                                    8,366,541

      (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 8, 1999)

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Definitive Proxy Statement with respect to the Annual Meeting of Stockholders scheduled to be held on March 11, 1999 to be filed by Ecogen Inc. with the Commission (hereinafter the "Proxy Statement") is incorporated by reference into Part III of this Form 10-K.

(A) Excludes 1,645,308 shares of common stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the common stock outstanding as of January 8, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I


ITEM 1. BUSINESS

INTRODUCTION

                  Ecogen Inc. ("Ecogen" or the "Company"), a Delaware corporation incorporated in 1983, is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Ecogen's product revenues are generated by sales of biological insecticides derived from the bacterial microorganism Bacillus thuringiensis ("Bt"), biological fungicide products for the control of powdery mildew and post-harvest rot disease, and certain pest control and crop pollination products based on pheromone and related technology. In addition, Ecogen is developing for introduction into certain niche markets insecticidal nematode-based products for the control of insect pests. Ecogen was the first company to sell genetically enhanced biological pesticide products which are registered with the United States Environmental Protection Agency (the "U.S. EPA") for commercial sale. In addition, Ecogen is the only company to have received U.S. EPA approvals to sell Bt insecticides incorporating a recombinant Bt strain. The Company's fiscal year begins on November 1 and ends on October
31. Unless the context otherwise requires, all references in this document to a particular year shall mean the Company's fiscal year.

                  In fiscal 1998, the Company sold substantially all of the assets (other than receivables from product sales) associated with the Company's Pheromone Product Line to Scentry Biologicals Inc. (See Managements' Discussion and Analysis and note 17 of notes to the accompanying consolidated financial statements.)

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

         Bacillus thuringiensis ("Bt")

                  Bt is a bacterium found in soil. The insecticidal activity of Bt derives from production of spores and specific proteins in the form of crystals found within the Bt bacteria. These insecticidal agents are produced by the bacterial cells during a fermentation production process. They are then formulated into products that are applied to plants by conventional ground and aircraft spray equipment. When susceptible insects feed on plant foliage sprayed with Bt-based products, the crystals are ingested and generate soluble proteins that attack and destroy the insect's intestinal tract. The proteins produced by various strains of Bt are highly active against specific, targeted insect pests. Many insects are also susceptible to bacterial spores. Bt has no adverse activity against non-target insects, fish, birds or mammals (including humans). The genes for the insecticidal proteins reside on specific non-essential DNA molecules termed plasmids. Bt bacteria in nature generally contain several different genes that endow different insecticidal activities. Plasmids can either be removed ("cured") from cells that harbor them or they can be transferred between different strains by a natural mating process called conjugal transfer that occurs in nature between Bt strains and can be replicated in the laboratory.

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

                  These natural genetic approaches to Bt bioinsecticide development can be applied, however, only to those plasmids that can be transferred or cured. Certain insecticidal proteins are encoded by plasmids that are not transferable, and some plasmid combinations are unstable or yield undesired insecticidal activities. Under these circumstances, the development of genetically manipulated strains of Bt having novel activities against specific insects is greatly facilitated by the application of recombinant DNA technology. Ecogen has developed a proprietary Bt-based cloning vector system, its SSR System(TM), that utilizes recombinant DNA technology to develop new Bt strains having either increased potency or activity on a broader array of insect species through protein engineering. Ecogen believes that the use of Bt (as opposed to other microorganisms) as the host microorganism in which new Bt insecticidal gene combinations are constructed facilitates regulatory review in obtaining field trial permission and subsequent registrations for recombinant-derived products. For example, Ecogen has received a generic approval from the U.S. EPA to field test recombinant Bt insecticides using this approach. The Company has received U.S. EPA approval to commercialize CRYMAX(R) Bioinsecticide and Lepinox(R) Bioinsecticide, each of which is a recombinant Bt product based on a Bt strain into which protein genes from different Bt strains were combined. Ecogen's genetically enhanced bioinsecticides contain multiple insecticidal genes and have complex modes of action and therefore, Ecogen believes that pest populations will have difficulty developing resistance to them.

         In January 1996, Ecogen and Monsanto Company ("Monsanto") undertook a joint research and development program for the purpose of identifying, enhancing and testing Bt technology for use by Monsanto in transgenic plants. This joint Research and Development Program, which will end in January 1999, has resulted in a number of new Bt genes that are now being considered by Monsanto for incorporation into Monsanto's future transgenic plant products. Ecogen will receive commercialization success fees from Monsanto for any revenue received by Monsanto from products incorporating technology developed under this program.


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

                  A fungal hyperparasite, Ampelomyces quisqualis, has been identified that infects most, if not all, types of powdery mildews harmful to agricultural products. Ecogen has obtained an exclusive license to this hyperparasite. Powdery mildew is a significant fungal disease affecting many crops. Special structures of the mildew penetrate the plant epidermal cells and feed on cellular tissue, causing dwarfing of the plant and fruit and cosmetic damage which is particularly undesirable on fresh produce. Plants severely infected with these pathogens have reduced yields. Historically, chemical fungicides have been used for the control of these fungal pathogens, but these pathogens can develop resistance to chemical fungicides over time. In response to this market need, the Company developed its AQ10(R) Biofungicide, which is based on the fungal hyperparasite Ampelomyces quisqualis, for use in an integrated pest management system with other fungicide products to control powdery mildew. AQ10 was the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew.

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

                  Hyperparasite -                A parasite of a parasitic organism, e.g., a fungus that
                                                 lives off of a plant parasitic fungus.

                  Insecticidal crystal protein - Proteins produced by sporulating Bt bacteria that form crystalline inclusions within the cell.

                  Insecticidal nematodes -       Microscopic round worms that penetrate, infect and kill
                                                 insect pests.

                  Plasmid -                      Small, usually circular, DNA molecule that is separate
                                                 from the bacterial chromosome and is not absolutely
                                                 required for cell viability.

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

                  Recombinant DNA -              May also be referred to as genetic engineering and
                                                 involves the in vitro cutting and splicing of DNA
                                                 molecules. DNA encoding the desired trait is joined
                                                 to a DNA molecule that is subsequently introduced into
                                                 the host organism.

                  SSR System -                   Ecogen's proprietary site-specific recombination system
                                                 for the construction of recombinant Bt strains lacking
                                                 foreign DNA.

                  Transconjugant -               Bacterial cell that is produced as a result of the
                                                 conjugation process.

                  Vector -                       A genetic construct that can transfer genetic material
                                                 from one host to another.

ECOGEN TECHNOLOGIES I INCORPORATED

                  The Company maintains a 70% ownership interest in Ecogen Technologies I Incorporated ("ETech"). ETech was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by Ecogen to the subsidiaries of ETech. The licensed rights include the right to develop and commercialize pesticide products based on technology for: (i) the control of powdery mildew disease (AQ10 Biofungicide); (ii) the control of post-harvest rot disease on agricultural crops (Aspire Biofungicide);
(iii) the control of the European corn borer insect, which affects corn production (Condor(R) G Bioinsecticide); (iv) the control of black vine weevil, citrus weevil, wireworm and black cutworm utilizing insecticidal nematodes (Cruiser(R) Bioinsecticide); (v) the control of corn rootworm; and (vi) the control of certain insects which cause damage to turf. Ecogen has agreed to commercialize and market products on behalf of ETech pursuant to various Marketing Agreements that provide for Ecogen to receive a fee from ETech based on product sales for Ecogen's commercialization and marketing activities. Ecogen is currently marketing AQ10 and Aspire and is continuing work on the development of Cruiser. The other ETech projects have been suspended.

PRODUCTS

The following are Ecogen's current principal products:

                  CRYMAX BIOINSECTICIDE - CRYMAX Bioinsecticide is a U.S. EPA registered product that was developed by Ecogen using recombinant DNA and protein engineering techniques. CRYMAX is marketed for the control of caterpillar pests primarily on vegetable crops.

                  LEPINOX BIOINSECTICIDE - Lepinox Bioinsecticide is a U.S. EPA registered product that was developed by Ecogen using recombinant DNA and protein engineering techniques for the control of fall armyworm on sweet corn crops.

                  CONDOR BIOINSECTICIDE -- Condor Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests in cotton, soybean, corn and other row crops, tree and nut crops, and forestry applications.

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

                  NOMATE(R) PHEROMONE PRODUCTS -- Ecogen markets NoMate BHF MEC and NoMate LRX MEC for control of the blackheaded fireworm on cranberries and various leafrollers in tree fruits, respectively. Ecogen markets the products in the United States as a distributor of Scentry Biologicals Inc.

                  BEE-SCENT(R) ATTRACTANT -- Ecogen markets Bee-Scent Attractant in the United States as a distributor of Scentry Biologicals Inc. Bee-Scent Attractant directs honey bees to treated blossoms to improve crop pollination, thereby increasing grower yields and crop quality. Bee-Scent is marketed in various regions of the United States, including California, the Pacific Northwest and the Great Lakes region.

                  CRUISER INSECTICIDE -- Cruiser Insecticide contains the Heterorhabditis bacteriophora nematode and is being developed for the control of a variety of insect pests.

                  During fiscal 1998, the foregoing products represented approximately 96% of Ecogen's product sales. Product sales represented approximately 64% of the Company's total revenues in fiscal 1998. Bt products, pheromone and related products (through the date of the sale of the pheromone product line), and biofungicide products represented approximately 72%, 23%, and 5%, respectively, of Ecogen's total product sales in 1998.

MARKETING

                  Agricultural pesticides and related products are sold in the United States primarily through traditional agricultural chemical distribution channels consisting of large wholesale distributors and dealers that serve extensive farm areas. Ecogen makes use of these traditional channels for the domestic distribution of its current products. To coordinate these distribution activities and generate grower interest in its products, the Company employs a marketing staff including several domestic sales representatives who are located in key agricultural chemical distribution locations, primarily in the southern and western areas of the United States. The Company has a non-exclusive distribution agreement for its Aspire Biofungicide product with Decco, a business unit of Elf Atochem North America, Inc. Under the terms of the agreement, Decco distributes Aspire to fruit packinghouses, primarily in the United States.

                  Ecogen's domestic product sales for fiscal 1998, 1997 and 1996 totaled $7.0 million, $7.2 million and $7.0 million, respectively.

                  For the international distribution of its products, Ecogen has entered into several collaborations with companies that have a significant presence in the markets covered by their respective agreements. In 1991, the Company and Hoechst Schering AgrEvo, S.A. ("AgrEvo") entered into a distribution and product supply agreement that grants to AgrEvo exclusive distribution rights to certain of the Company's Bt products in Europe (except Germany, which is excluded, and Spain, Portugal and Italy, where rights are co-exclusive), Africa, the People's Republic of China, Australia, the Middle East and Latin America (except Mexico). In addition to its agreement with AgrEvo, Ecogen has international distribution agreements for certain of its products with a number of other companies including: Green Marketing International (for the Republic of South Africa), Nissan Chemical (for Japan), Intrachem (International) S.A. (for Italy, Spain and Portugal), Jia Non Enterprises (for Taiwan) and Incitec Ltd. (for Australia and New Zealand). In September 1998, FMC Corporation agreed to distribute Lepinox in Mexico and Central and South America. International product sales totaled $3.5 million for fiscal 1998, $1.6 million for fiscal 1997, and $1.6 million for fiscal 1996.

PRODUCTION

                  The manufacturing process for Ecogen's Bt-based bioinsecticide and biofungicide products involves fermentation of the desired microorganism. Upon completion of this fermentation process, the pesticidal agent is recovered using standard techniques, such as centrifugation, and is formulated into commercial products. Ecogen operates a fermentation and formulation pilot plant to support some product requirements for field trials and to facilitate the transition of products from laboratory to large-scale manufacturing. For commercial production of its products, Ecogen generally engages third-party contract manufacturers to perform one or more steps in the manufacturing process for the Company's products. Ecogen believes that adequate fermentation, formulation and other services are available from a number of third-party contract manufacturers, but the engagement of contract manufacturers other than the Company's current contract manufacturers may cause at least short-term disruptions of the Company's manufacturing operations.

                  Ecogen is a party to an agreement with Archer-Daniels-Midland Company ("ADM") pursuant to which Ecogen's Bt-based insecticides as well as Aspire Biofungicide will be fermented at ADM's facility in Decatur, Illinois. The current agreement with ADM continues through December 31, 1999 and may be extended upon the agreement of both parties.

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

                  The Company distributes Bee-Scent Attractant as well as NoMate BHF MEC and NoMate LRX MEC under an agreement with Scentry Biologicals Inc. Scentry Biologicals Inc. is the sole supplier of these products.

RESEARCH AND PRODUCT DEVELOPMENT

                  The Company's operating expenses to date have included costs associated with the research and development of products for future commercialization. Costs incurred by Ecogen under third-party funded research and development programs aggregated approximately $.7 million for fiscal 1998, $1.2 million for fiscal 1997, and $1.0 million for fiscal 1996. Costs incurred under Ecogen-funded research and development programs aggregated approximately $2.9 million, $3.8 million and $3.9 million for fiscal 1998, 1997 and 1996, respectively.

                  During fiscal 1998, the Company derived approximately 32% of its revenues from research and development contracts. This contrasts with approximately 25% in 1997 and 13% in 1996.

         Bacillus thuringiensis Products

                  The Company is working on improving, through recombinant DNA and other technologies, the efficacy of its bioinsecticides already in the market, adapting such products for application to additional uses, and developing new bioinsecticides. In addition, Ecogen is attempting to improve its fermentation and formulation processes in order to increase product yield and reduce the costs of product manufacturing.

         Biofungicide

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

GEOGRAPHIC SEGMENT DATA

         Information regarding geographic segment data is provided in note 12 to notes to consolidated financial statements.

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

                  Certain of Ecogen's products under development utilize recombinant DNA technology. The Federal government regulates certain recombinant DNA research activity through the National Institute of Health's Guidelines for Research Involving Recombinant DNA Molecules ("NIH Guidelines"). The NIH Guidelines, among other things, set laboratory procedures and establish levels of biological and physical containment and other standards for recombinant DNA molecules that must be met for various types of research. Ecogen believes that it is in compliance with the NIH Guidelines. In August 1992, Ecogen received blanket permission from the U.S. EPA to conduct small-scale field trials of its recombinant Bt strains without prior notice (generally required for small-scale field testing of microbial pesticides).

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

                  The regulation of field development and testing, as well as the commercial sale, of Ecogen's biopesticides varies widely outside of the United States. Some countries permit the field development testing and sale of biopesticide products registered for commercial sale in the United States upon the filing of certain notifications or other non-extensive documentation. In other countries the regulation of biopesticides is not as well defined as in the United States and in such countries, biopesticides are regulated like chemical pesticides. These countries require significantly more toxicity and ecotoxicity studies than are required in the United States for biopesticides, as well as a minimum of two years of field efficacy studies, for registration for commercial sales. Due to the variety of regulatory structures in countries other than the United States and the evolving nature of such regulatory schemes, the impact of government regulation of biopesticides on Ecogen's international business cannot be assessed at this time.

COMPETITION

                  Competition in the pesticide market is intense. Competition is based principally on price and efficacy, but safety and ease of application are also factors. Competitors of Ecogen include manufacturers and marketers of synthetic chemical pesticides and biopesticides, including large chemical companies such as Abbott Laboratories, Novartis and Dow AgroSciences, as well as specialized biotechnology firms. Many of these companies have considerably greater financial and marketing resources than has Ecogen. Competitors with respect to research and development activities also include universities and public and private research organizations. In addition, Ecogen's bioinsecticide products compete with certain transgenic seed and plant products that have insecticidal capabilities.

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

SEASONALITY

                  The bulk of the Company's current products are marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent upon, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Product sales from year to year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect infestation in grower areas.

EMPLOYEES

                  As of December 31, 1998, Ecogen and its subsidiaries have 43 full-time employees, of whom nine hold Ph.D. degrees. Degrees held by employees of Ecogen encompass the areas of biochemical engineering, biochemistry, entomology, microbiology, molecular genetics, physiology and plant pathology.

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

                               EXECUTIVE OFFICERS

                  The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                       Age        Position
----                       ---        --------

James P. Reilly, Jr.        52        Chairman, President, and Chief Executive
                                      Officer and Director

James A. Baum               44        Vice President, Research

Richard A. Deak             44        Vice President, General Counsel and
                                      Secretary

Timothy B. Johnson          42        Vice President, Sales and Marketing

Mary E. Paetzold            49        Vice President, Chief Financial Officer
                                      and Treasurer

                  All executive officers are elected by the Board of Directors. There is no family relationship among any of the officers or directors.

BUSINESS EXPERIENCE

                  Mr. Reilly has served as Chairman since November 1, 1995 and as a director of the Company since June 1992. Since January 1994, he has been the Chief Executive Officer of the Company and since June 1992, he has been the Company's President. From June 1992 to January 1994, Mr. Reilly served as Chief Operating Officer of the Company. From 1976 until he joined the Company, Mr. Reilly was employed in various management capacities at Rhone-Poulenc, Inc., most recently, from April 1991 to May 1992, as Vice President and General Manager of the Fine Chemicals Division. He received a B.S. in Business Administration from Boston College.

                  Dr. Baum has served as Vice President, Research since 1998. From June 1987 to February 1998, Dr. Baum served Ecogen in various positions including Director of Bt Research. Dr. Baum received a B.S. in Biology from the University of Notre Dame and a Ph.D. in Genetics from North Carolina State University.

                  Mr. Deak has served as Vice President and General Counsel of the Company since August 1993 and as Secretary since May 1995. From January 1993 to July 1993, Mr. Deak served as General Counsel of the Company. From January 1985 until he joined the Company, Mr. Deak was employed by Unisys Corporation in various positions, including Associate General Counsel, Corporate, Acquisitions and Finance. Prior to joining Unisys Corporation, Mr. Deak practiced law with Mann & Ungar and Dechert Price & Rhoads. Mr. Deak received a J.D. from the University of Pennsylvania Law School and a B.B.A. in Accountancy from the University of Notre Dame.

                  Dr. Johnson has served as Vice President, Sales and Marketing since October 1998. From 1985 to October 1998, Dr. Johnson served Ecogen in various positions including Business Director. Dr. Johnson received a B.S. in Entomology from Iowa State University and a Ph.D. in Entomology from Purdue University.

                  Ms. Paetzold has served as Vice President, Chief Financial Officer and Treasurer of the Company since she joined Ecogen in August 1994. Ms. Paetzold served as a director of the Company from March 1996 to September 1997. Prior to joining the Company, Ms. Paetzold was a partner with KPMG LLP, certified public accountants, where she worked for over 20 years. Ms. Paetzold received a B.A. in Mathematics from Montclair State University and is a Certified Public Accountant.

ITEM 2. PROPERTIES

                  Ecogen currently occupies approximately 30,000 square feet of space for its administrative offices and research and development operations in two buildings located in the Bucks County Business Park, Langhorne, Pennsylvania. The leases for these facilities expire in March 2000 and Ecogen has renewal options to March 2005. Approximately 25,000 square feet of this space is devoted to research and development facilities, including laboratories, an insectary and a fermentation and formulation pilot plant. The Company believes that its leased space is sufficient for current needs.


ITEM 3. LEGAL PROCEEDINGS

                  Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         A. Market Information

                  The Company's common stock trades under the NASDAQ symbol EECN and is included in the National Market System. The high and low closing prices of the Company's common stock during the years ended October 31, 1998 and 1997 are as follows:


--------------------------------------------------------------------------------
1998                                                       HIGH           LOW
--------------------------------------------------------------------------------
First Quarter                                            $2-3/4       $ 1-17/32
Second Quarter                                            3-1/8         1-7/16
Third Quarter                                             3-7/16        1-7/8
Fourth Quarter                                            1-7/8         1


--------------------------------------------------------------------------------
1997                                                       HIGH           LOW
--------------------------------------------------------------------------------
First Quarter                                            $ 4           $ 2-1/2
Second Quarter                                             4-1/8         2-5/8
Third Quarter                                              4             2-1/2
Fourth Quarter                                             3-7/8         2-1/2


A.       Holders

         On January 1, 1999, there were approximately 856 stockholders of record.

B.       Dividends

         No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its line of credit agreement.

ITEM 6. SELECTED FINANCIAL DATA

 Years ended October 31, 1998, 1997, 1996 and 1995, and ten months ended October
           31, 1994, (all amounts in thousands, except per share data)

                   CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                                                                          10 Months
                                                                                                            Ended
                                                         Year Ended October 31,                           October 31,
                                         1998(1)         1997              1996            1995(2)          1994(3)
                                         ------         ------            ------           ------           ------
Revenues:
   Product sales                        $10,472         $8,783            $8,600           $9,135           $8,550
   Other revenues                         5,926          3,028             7,825            2,855           11,275
Gross margins                             1,871          2,491             2,901            3,627            2,659
Expenses:
   Research & development                 3,616          5,042             4,922            8,951            9,278
   Selling, general &
     administrative                       6,824          8,661             8,547           10,672            9,249
   Special charges:
     - Purchased technology                  --             --                --            9,143               --
     - Restructuring                         --          1,626                --            1,041               --
Net loss available to common
   stockholders                         $(3,113)       $(9,812)          $(2,860)        $(23,324)         $(4,593)
Basic and diluted net loss
   per common share                      $(0.39)        $(1.23)           $(0.40)          $(4.34)          $(1.24)
Weighted average common
   shares outstanding                     8,059          7,958             7,178            5,373            3,715

                        CONSOLIDATED BALANCE SHEET DATA:

                                                                       At October 31,
                                          1998           1997              1996             1995             1994
                                         ------         ------            ------           ------           ------
Cash, cash equivalents and
   temporary investments                 $2,823         $2,374            $9,611           $1,775           $8,828
Total assets                             14,677         17,558            23,861           12,371           19,471
Long-term debt                            1,328          3,916             1,297              620                -
Stockholders' equity                      6,925          4,870            14,403            5,507            9,651


No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its line of credit agreement.

(1) During fiscal 1998, the Company disposed of its pheromone product line (see note 17 of notes to consolidated financial statements.)

(2) During fiscal 1995, the Company acquired a controlling interest in ETech which was accounted for as a purchase with the operations of ETech consolidated from the date of acquisition. As a result of the acquisition, a special charge to operations was recorded in 1995 for purchased technology and the Company no longer recorded research contract revenue from ETech in its consolidated financial statements.

(3) In December 1994, the Company changed from a calendar year end to a fiscal year ended October 31. Accordingly, results of operations in 1994 represent the ten-month period ended October 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The Company is an agricultural biotechnology company specializing in the development and marketing of quality biorational products for the control of pests in agricultural and related markets.

OVERVIEW

                  Total revenues increased 39% in fiscal 1998 to $16.4 million from $11.8 million in fiscal 1997. In fiscal 1998, product sales increased 19% from $8.8 million in fiscal 1997 to $10.5 million in 1998. Other revenues, including revenue under the research and development program with Monsanto that ends in January 1999 and the net gain on the sale of the pheromone product line, increased to $5.8 million for fiscal 1998 from $3.0 million for the year-ago period. Net loss available to common stockholders exclusive of special charges decreased from ($8.2) million or ($1.03) per basic and diluted share in fiscal 1997 to ($3.1) million or ($.39) per share in fiscal 1998. Fiscal 1997 results included special charges of $1.6 million relating primarily to costs associated with the realignment of the Company's manufacturing process and the shut-down of its research facility in Israel. Net loss available to common stockholders, including the special charges, narrowed by 68% in fiscal 1998 to ($3.1) million or ($.39) per basic and diluted share compared to ($9.8) million or ($1.23) per share in fiscal 1997. Weighted average shares were 8.1 million and 8.0 million in fiscal 1998 and 1997, respectively.

In April 1998, the Company sold its pheromone product line to a newly-formed company for aggregate net proceeds of $2.4 million and recognized a gain on the sale of approximately $.5 million. On an unaudited pro forma basis, assuming that the sale of the pheromone product line had taken place at the start of fiscal 1997 and excluding the $.5 million gain on the sale, the Company's net loss available to common stockholders for fiscal 1998 would have been ($3.9) million, or ($.48) per basic and diluted share, compared with ($9.9) million, or ($1.25) per basic and diluted share for the year-ago period.

The following is a summary of results as a percentage of total revenues, unless otherwise indicated, as well as the percentage change in dollar amounts compared to the prior period:


                                             Year Ended October 31,    Increase
                                                1998       1997       (Decrease)
                                                ----       ----       ----------
Total Revenues                                  100%       100%           39%
Product Sales                                    64%        74%           19%
Other Revenues                                   36%        26%           96%
Gross Margins on Product Sales                   18%        28%          (25%)
Research & Development
  Expenses                                       22%        43%          (28%)
Selling, General & Administrative
  Expenses                                       42%        73%          (21%)

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

         REVENUES

                  Total revenues increased $4.6 million or 39% in fiscal 1998 to $16.4 million from $11.8 million in fiscal 1997. Net product sales increased $1.7 million or 19% and other revenue increased $2.9 million or 96%. Sales of the Company's Bt product line, representing 72% of Company product sales, increased 95% in fiscal 1998 principally due to increased sales of CRYMAX, the Company's Bt bioinsecticide for control of caterpillars in the vegetable, tree, nut and vine markets, which was introduced in fiscal 1997, and the introduction of Lepinox, the Company's bioinsecticide for control of diamondback moth and a variety of armyworms in vegetables and row crops. Biofungicide product sales, which represented 5% of product sales in fiscal 1998, decreased $1.3 million or 71% from the year-ago period, principally due to lower sales of Aspire, the Company's biofungicide for control of post harvest rot disease. Sales of Aspire decreased in fiscal 1998 as a result of carryover inventory at the Company's sole distributor for this product. The Company is currently expanding its distribution for Aspire. Pheromone product sales, representing 23% of total sales, decreased 24% due to the sale of the Company's pheromone product line in the second quarter of fiscal 1998. On an unaudited pro forma basis, assuming the sale of the pheromone product line had taken place at the beginning of fiscal 1997, continuing product sales increased 42% in fiscal 1998.

                  Research contract revenues increased $2.3 million or 79% in fiscal 1998 due to payments received under an amendment to the Monsanto research and development contract. Under the amendment, the research program was accelerated to terminate one year earlier (January 1999) with the Company receiving the full $10.0 million in revenue provided for under the original four-year research program with Monsanto. License fees and other income increased $.7 million in fiscal 1998 over the year-ago period, principally as a result of the $.5 million gain on the sale of the pheromone product line.

         COSTS AND EXPENSES

                  Gross margins decreased to 18% in fiscal 1998 from 28% in fiscal 1997, primarily as a result of a change in product mix caused by lower high-margin biofungicide sales and lower domestic sales as a result of a depressed market in the U.S. due to severe weather conditions early in the Company's fiscal year combined with higher low-margin international sales. Another factor impacting margins was a reduction in the price charged to distributors for certain products as a result of the elimination of certain promotional programs with distributors.

                  Total operating expenses, consisting of research and development expenses and selling, general and administrative expenses, exclusive of special charges in fiscal 1997, decreased $3.3 million or 24% to $10.4 million in fiscal 1998 compared to $13.7 million in 1997. Research and development costs decreased $1.4 million or 28% in fiscal 1998 compared to the year-ago period, as a result of lower process development and start-up costs and lower personnel and related costs, due to the wind-down of the Monsanto Research Program and lower basic research. Selling, general and administrative expenses decreased $1.8 million or 21% in fiscal 1998, principally as a result of a reduction in personnel and other cost saving measures and a decrease in selling and promotional expenses, due in part to the sale of the pheromone product line and as a result of higher expenses in fiscal 1997 due to the introduction of new products. The Company expects that fiscal 1999 will reflect a further reduction in operating expenses, due in part to the fact that the cost saving measures implemented in fiscal 1998 will be reflected for the full fiscal year 1999.

                  Net interest expense was $.4 million in fiscal 1998 compared to net interest income of $.1 million in fiscal 1997. The higher interest expense was due primarily to interest on the

Company's convertible note in fiscal 1998 and lower average investments. The note was converted to preferred stock in the fourth quarter of fiscal 1998.

                  Net loss available to common stockholders for fiscal 1998 was ($3.1) million, or ($.39) per basic and diluted share, compared with a net loss of ($9.8) million or ($1.23) per basic and diluted share in the same period in fiscal 1997. The 1997 fiscal year included special charges of $1.6 million principally due to the shut-down of the Company's research facility in Israel and the realignment of the Company's manufacturing process. Weighted average shares were 8.1 million in fiscal 1998 compared to 8.0 million in fiscal 1997.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

         REVENUES

                  Total revenues decreased 28% in fiscal 1997 from $16.4 million in 1996 to $11.8 million. In 1996, the Company recorded nonrecurring revenue of $4.8 million from the transaction between the Company and Monsanto for certain Bt technology rights. Net product sales increased 2% or $.2 million in fiscal 1997 compared to fiscal 1996. Sales of the Company's Bt product line, representing 44% of the Company's product sales, decreased 1% in fiscal 1997 principally on lower sales volume, due principally to lower cotton acreage available for sprayable Bt insecticides due to the continued acceptance of transgenic Bt cotton, substantially offset by sales into the vegetable market of the Company's new CRYMAX Bt Bioinsecticide. Sales of pheromone products, representing 36% of total sales, decreased 26% primarily due to decreased volume, including lower sales of the Company's NoMate PBW product for control of pink bollworm in the cotton market, due primarily to the introduction of Bt transgenic cotton seed. Sales of biofungicide products, representing 20% of total sales, increased 305% due to increased sales volume of both Aspire and AQ10, the Company's new biofungicide products.

                  Research contract revenues increased 39% in fiscal 1997, due primarily to the fact that the Company's research and development program with Monsanto, which was not effective until the second quarter of fiscal 1996, was in effect for the full fiscal year of 1997. License fees and other income decreased $5.0 million in fiscal 1997 principally as a result of the nonrecurring revenue from the Company's research and development program with Monsanto recorded in fiscal 1996. Interest income decreased approximately $.6 million in fiscal 1997 as a result of the decrease in funds available for investment.

         COSTS AND EXPENSES

                  Gross margins decreased to 28% for fiscal 1997 compared to 34% in fiscal 1996, primarily as a result of a change in product mix caused by lower pheromone sales, which carry high gross margins, and the fact that the Company's new Bt water dispersible granule ("WDG") products carried lower margins, due to higher production start-up costs in the WDG process.

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

                  Net loss for fiscal 1997 was ($9.8) million, or ($1.23) per share, compared with a net loss of ($2.7) million or ($.40) per share in the same period in fiscal 1996 on weighted average shares of 7,958,000 and 7,178,000 in 1997 and 1996, respectively. Net loss, exclusive of special charges, was ($8.2) million or ($1.03) per share in fiscal 1997. The increase in the net loss, exclusive of special charges, principally relates to lower gross margins and the $4.8 million of other nonrecurring revenue favorably impacting the 1996 fiscal year.

                  In fiscal 1997, the Company recorded a special charge of $1.6 million for the realignment of its manufacturing process and the shut-down of a research laboratory in Israel.

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

INFLATION

                  To date and for the foreseeable future, inflation has not had, nor is it anticipated to have, a significant impact on revenues or costs and expenses of the Company.

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its working capital needs primarily through private and public offerings of equity securities, research contract revenues and license and other fees from research and development alliances and product sales.

                  At October 31, 1998, the Company had cash, cash equivalents and temporary investments of $2.8 million, a net increase of $.4 million from October 31, 1997. During fiscal 1998, the Company used $3.5 million of cash for operations, $.4 million for the purchase of plant and equipment and $.2 million for principal payments on capital leases. Such amounts were funded by $2.9 million received from financing transactions in fiscal 1998 and the net cash proceeds of $1.7 million from the sale of the pheromone product line. During the fourth quarter of fiscal 1998, the Company sold preferred stock for net proceeds of $1.8 million and obtained a secured working capital line of credit for up to $5.0 million, of which $1.1 million was borrowed under the line.

                  To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal year 1999 based on reduced spending levels, if necessary. However, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities. There is no assurance that access to capital markets will be available on terms acceptable to the Company or at all. Over the long term, the Company's liquidity is dependent on market acceptance of its products and technology.

                  At October 31, 1998 the Company had no material commitments for capital expenditures.

                  Through October 31, 1998, the Company had available Federal net operating loss carryforwards of approximately $73.1 million which expire at various times through 2013. In addition, the Company had research and experimentation tax credits of approximately $2.4 million, which credits expire at various times through 2012.

                  As a result of certain equity transactions, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act. The Company believes that such limitations should not have a significant impact in 1999 or 2000 since anticipated taxable profits, if any, will not exceed the amount of the limitation. In addition, to the extent that the Company recognizes gains, if any, on the disposition of assets held on the date of the ownership change, the annual limitation is increased by the amount of the "built-in" gains attributable to those assets. The built-in gain on a particular asset is the excess of its fair market value over its cost basis on the date of the ownership change.

OTHER ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                  Inventory decreased $4.1 million at October 31, 1998 when compared to October 31, 1997 primarily due to the sale of the pheromone product line and increased sales in the fourth quarter of fiscal 1998. Accounts receivable at October 31, 1998 increased $1.6 million as a result of higher sales in the fourth quarter of fiscal 1998.

                  Accounts payable and accrued expenses decreased $1.9 million in fiscal 1998 as a result of the sale of the pheromone product line and the timing of payments to vendors. Deferred contract revenue at October 31, 1998 decreased $.5 million as a result of revenue earned under the Monsanto contract in fiscal 1998. Long-term debt decreased $2.6 million in fiscal 1998 as a result of payments under capital leases and the conversion of a convertible note to equity during the fourth quarter of fiscal 1998.

YEAR 2000

                  The Company has completed its Year 2000 assessment and believes that it is Year 2000 compliant on internal hardware and software. The Company is still in the process of contacting major customers and vendors to assess their status as to Year 2000 compliance. The Company expects that this process will be completed in the first half of fiscal 1999. Once this process is completed, however, there is no assurance that service interruptions will not occur from vendors, suppliers or service providers, including financial institutions or governments. The Company believes that alternative suppliers exist and, therefore, if services are interrupted from suppliers, the situation should be temporary.

RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which becomes effective for our financial statements beginning November 1, 2000. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. The American Institute of Certified

Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use and SOP 98-5, Reporting on the Costs of Start-up Activities, which are effective for our fiscal 1999 financial statements. We do not expect adoption of these standards to have a material impact on our financial statements.

FORWARD LOOKING STATEMENTS

                  Discussions set forth by the Company in public documents, including the Annual Report, contain forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from expected results. The Company intends to market and sell a number of new and recently introduced products. Some of these products utilize new formulations which have not to date been produced on a commercial scale or produced on a commercial scale that has been replicated. Certain of the manufacturing processes for such products include newly developed equipment and techniques which are being incorporated into commercial scale manufacturing processes. Risks and uncertainties associated with the successful commercialization of the products include: (i) the successful scale-up of the Company's manufacturing process in time to meet targeted sales opportunities;
(ii) the market acceptance of the Company's current and newly introduced products; (iii) the efficacy, pricing, ease of use and performance of the Company's products; (iv) the successful development, registration, commercialization and marketing of technologically advanced new products; (v) the continued and uninterrupted supply of the Company's products from third-party toll manufacturers and the continued financial viability of such manufacturers; (vi) economic and environmental considerations which impact agricultural crop production and agricultural crop protection, including the number of acres of target crops planted, the cost and efficacy of competitive products, weather conditions and the level of insect and disease infestation on target crops, and (vii) the ability of the Company to fund its strategic priorities through operations or access to capital markets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ON MARKET RISK

                  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  See Item 14 for an Index to Financial Statements and Financial Statement Schedules. Such Financial Statements and Schedules are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Ecogen Inc. and subsidiaries are included in Item 8:

                                                                        Page in
                                                                       Form 10-K
                                                                       ---------

Independent Auditors' Report                                              F-1

Consolidated Balance Sheets - October 31, 1998 and 1997                   F-2

Consolidated Statements of Operations - Years Ended October 31, 1998,
   1997 and 1996                                                          F-3

Consolidated Statements of Stockholders' Equity - Years Ended
   October 31, 1998, 1997 and 1996                                        F-4

Consolidated Statements of Cash Flows - Years Ended
   October 31, 1998, 1997 and 1996                                        F-5

Notes to Consolidated Financial Statements - October 31, 1998,
   1997 and 1996                                                          F-7

Financial Statement Schedule: Valuation and Qualifying Accounts           F-20

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

(a)(3)      Exhibits

Exhibit No.                        Description
-----------                        -----------

3.1 Restated Certificate of Incorporation of Ecogen Inc. (Form 10-K for fiscal quarter ended January 31, 1996)*

3.2         Bylaws of Ecogen Inc., as amended. (Form S-1 Registration
            Statement)*

3.3 Certificate of Designations, Preferences and Rights of Series 1998-A Convertible Preferred Stock (Form 10-Q for fiscal quarter ended April 30, 1998) *

3.4 Certificate of Designations, Preferences and Rights of Series 1998-C Convertible Preferred Stock (Form 8-K dated September 2, 1998) *

4.3 Ecogen Inc. Stock Option Plan, as amended. (Form 10-K for fiscal year ended December 31, 1992)*

4.4         Ecogen Inc. 1998 Stock Option Plan

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

10.125 Form of Indemnification Agreement for Directors and Officers (Form 10-Q for fiscal quarter ended January 31, 1997)*

10.127 Amendment No. 1 to Technology Assignment by and between Monsanto Company and Ecogen Inc. dated September 15, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.128 Convertible Note Purchase Agreement by and among Ecogen Inc., Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.129 8% Convertible Note due October 31, 2002 issued to United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.130 Security Agreement by and among Ecogen Inc., Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31,
            1997)*

10.131 Contract Manufacturing Agreement dated November 6, 1997 by and between Ecogen Inc. and Archer-Daniels-Midland Company. (Form 10-Q for fiscal quarter ended January 31, 1998)*

10.132 Amended and Restated Research and Development Agreement dated January 30, 1998 by and between Monsanto Company and Ecogen Inc. (Form 10-Q for fiscal quarter ended January 31, 1998)*

----------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

10.133 Asset Purchase and Sale Agreement among Ecogen Inc., Ecogen-Bio Inc. and Scentry Biologicals Inc. dated April 28, 1998. ( Form 10-Q for fiscal quarter ended April 30, 1998)*

10.134 Convertible Preferred Stock Purchase Agreement between United Equities (Commodities) Company and Ecogen Inc. dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.135 Registration Rights Agreement between United Equities (Commodities) Company and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.136 Loan and Security Agreement between Congress Financial Corporation and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.137 Guarantee by Ecogen Investments Inc., Ecogen Technologies I Incorporated, Ecogen-Bio Inc., Ecoresearch Mildew I Inc., Ecoresearch Harvest Rot II Inc., Ecoresearch Corn Borer III Inc., Ecoresearch Nematodes IV Inc., Ecoresearch Rootworm V Inc. and Ecoresearch Turf VI Inc. to Congress Financial Corporation, dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.138 Pledge and Security Agreement by Ecogen Inc. in favor of Congress Financial Corporation, dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.139 Pledge and Security Agreement by Ecogen Technologies I Incorporated in favor of Congress Financial Corporation dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.140 Amended and Restated Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and KA Investments LDC dated as of June 5, 1998. (Form S-3 Registration Statement filed on September 14, 1998)*

10.141 Warrant Agreement between Ecogen Inc. and KA Investments LDC dated June 5, 1998. (Form S-3 Registration Statement filed on September 14, 1998)*

10.142 Amended and Restated Registration Rights Agreement between Ecogen Inc. and KA Investments LDC dated as of June 5, 1998. (Form S-3 Registration Statement filed on September 14, 1998)*

10.143 Stock Award Agreement between Ecogen Inc. and James P. Reilly, Jr. dated September 23, 1998.

21.         List of Subsidiaries

24.         Consent of KPMG LLP

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                        KPMG LLP

Short Hills, New Jersey
December 17, 1998

                          ECOGEN INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                                                                                             October 31,
                                     ASSETS                                             1998              1997
                                                                                    -------------     -------------
Current assets:
  Cash and cash equivalents                                                         $   2,009,437     $   1,824,603
  Temporary investments                                                                   813,150           549,342
  Trade receivables, less allowance for doubtful accounts
     of $80,000 and $77,769 in 1998 and in 1997, respectively                           3,338,897         1,769,514
  Inventory, net                                                                        4,298,374         8,356,767
  Prepaid expenses and other current assets                                               624,072           571,227
                                                                                    -------------     -------------
     Total current assets                                                              11,083,930        13,071,453

  Plant and equipment, net                                                              2,771,255         3,649,579
  Intangible and other assets, net                                                        821,316           837,020
                                                                                    -------------     -------------
                                                                                    $  14,676,501     $  17,558,052
                                                                                    =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                                 3,102,319         5,043,626
  Deferred revenue                                                                        485,853           957,794
                                                                                    -------------     -------------
      Total current liabilities                                                         3,588,172         6,001,420
                                                                                    -------------     -------------

Long-term debt                                                                          1,327,875         3,916,433
                                                                                    -------------     -------------
Other long-term obligations                                                             2,835,187         2,770,548
                                                                                    -------------     -------------

Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 7,500,000 shares:
       Series 1998 A convertible preferred stock - 35,000 shares authorized;
           19,500 and 0 shares issued and outstanding in 1998 and
           1997, respectively (liquidation value $1,950,000 in 1998)                          195                --
       Series 1998 C convertible preferred shares: 50,000 shares authorized;
           32,354 and 0 shares issued and outstanding in 1998 and 1997,
              respectively (liquidation value $3,235,400 in 1998)                             324                --
  Common stock, par value $.01 per share; authorized 42,000,000 shares; 8,246,035 and 8,118,573 shares issued in 1998 and 1997,
        respectively                                                                       82,426            81,186
  Additional paid-in capital                                                          122,162,964       117,861,372
  Accumulated deficit                                                                (114,665,164)     (111,552,038)
  Net unrealized gain on securities                                                         3,912             7,239
  Treasury stock, at cost (51,960 and 116,893 shares in 1998
        and 1997, respectively)                                                          (659,390)       (1,528,108)
                                                                                    -------------     -------------
    Total stockholders' equity                                                          6,925,267         4,869,651
                                                                                    -------------     -------------
Commitments
                                                                                    $  14,676,501     $  17,558,052
                                                                                    =============     =============

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended October 31,
                                                   1998             1997             1996
                                               ------------     ------------     ------------
Revenues:
  Product sales, net                           $ 10,471,945     $  8,783,461     $  8,599,582
  Research contract revenue                       5,265,952        2,938,790        2,109,622
  License and other income                          660,239               --        5,000,000
  Interest income, net                                   --           88,837          715,511
                                               ------------     ------------     ------------
   Total revenues                                16,398,136       11,811,088       16,424,715
                                               ------------     ------------     ------------
Costs and expenses, including related
  party amounts of $436,142, $837,841
  and $1,044,121 in 1998, 1997 and 1996,
  respectively:
    Cost of products sold                         8,600,903        6,291,928        5,698,578
    Research and development:
      Funded by third parties                       725,169        1,218,107          986,204
      Self funded                                 2,890,454        3,823,503        3,936,484
    Selling, general and administrative           6,823,931        8,661,750        8,546,793
    Special charges                                      --        1,625,892               --
    Interest expense, net                           354,785               --               --
                                               ------------     ------------     ------------
   Total costs and expenses                      19,395,242       21,621,180       19,168,059
                                               ------------     ------------     ------------

Net loss                                         (2,997,106)      (9,810,092)      (2,743,344)

Dividends on preferred stock                        116,020            1,815          116,700
                                               ------------     ------------     ------------

Net loss available to common stockholders      ($ 3,113,126)    ($ 9,811,907)    ($ 2,860,044)
                                               ============     ============     ============

Basic and diluted net loss per common share    ($      0.39)    ($      1.23)    ($      0.40)
                                               ============     ============     ============

Weighted average common shares
  outstanding                                     8,059,000        7,958,000        7,178,000
                                               ============     ============     ============

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED OCTOBER 31, 1998, 1997, AND 1996


                                                                     CONVERTIBLE                     ADDITIONAL       ACCUMULATED
                                                                   PREFERRED STOCK  COMMON STOCK   PAID-IN CAPITAL      DEFICIT
                                                                   ---------------  ------------   ---------------   --------------
Balance, November 1, 1995                                             $   350          $59,785      $ 105,343,444    ($ 98,878,279)
Issuance of 122,000 shares of Series C convertible
   preferred stock in connection with a private placement, net          1,220               --          2,792,723               --
Issuance of 943,397 shares of common stock, net                            --            9,434          9,325,831               --
Conversion of 29,166 shares of Series B convertible
   preferred stock to 122,313 shares of common stock                     (292)           1,223               (931)              --
Conversion of 122,000 shares of Series C convertible
   preferred stock to 851,308 shares of common stock                   (1,220)           8,513             (7,293)              --
Dividends on preferred stock                                               --              327            109,675         (120,323)
Purchase of 91,000 shares of common stock for treasury                     --               --                 --               --
Transfer of 1,508 shares of treasury stock for employee benefits           --               --            (15,384)              --
Foreign currency translation                                               --               --                 --               --
Net unrealized gain on securities                                          --               --                 --               --
Net loss                                                                   --               --                 --       (2,743,344)
                                                                      -------          -------      -------------    -------------
Balance, October 31, 1996                                                  58           79,282        117,548,065     (101,741,946)
Issuance of 5,793 shares of common stock
   for employee benefits                                                   --               58            (84,639)              --
Issuance of 136,000 shares of common stock
   in settlement of a royalty obligation                                   --            1,360            386,240               --
Conversion of 5,834 shares of Series B convertible preferred
  stock to 44,030 shares of common stock                                  (58)             440               (382)              --
Dividends on preferred stock                                               --               46             12,088               --
Foreign currency translation                                               --               --                 --               --
Net reduction in unrealized gain on securities                             --               --                 --               --
Net loss                                                                   --               --                 --       (9,810,092)
                                                                      -------          -------      -------------    -------------
Balance, October 31, 1997                                                  --           81,186        117,861,372     (111,552,038)
Issuance of 115,273 shares of common stock
   to employees                                                            --            1,000            (41,263)              --
Private placement of 20,000 shares of convertible preferred
   stock, net of issuance costs (including 24,000 shares
   of common stock paid as a placement fee)                               200              240          1,794,549               --
Conversion of convertible note for 32,354 shares of
   Series 1998 A convertible preferred stock,
   plus accrued interest thereon                                          324               --          3,219,922               --
Conversion of 500 shares of Series 1998 B convertible
   preferred stock to 50,000 shares of common stock                        (5)              --           (652,995)              --
Dividends on preferred stock                                               --               --            (18,621)        (116,020)
Net reduction in unrealized gain on securities                             --               --                 --               --
Net loss                                                                   --               --                 --       (2,997,106)
                                                                      -------          -------      -------------    -------------
Balance, October 31, 1998                                             $   519          $82,426      $ 122,162,964    ($114,665,164)
                                                                      =======          =======      =============    =============

                                                                      EQUITY        TREASURY
                                                                    ADJUSTMENTS  STOCK, AT COST     TOTAL
                                                                    -----------  --------------  ------------
Balance, November 1, 1995                                            $ 270,867    ($1,288,780)   $  5,507,387
Issuance of 122,000 shares of Series C convertible
   preferred stock in connection with a private placement, net              --             --       2,793,943
Issuance of 943,397 shares of common stock, net                             --             --       9,335,265
Conversion of 29,166 shares of Series B convertible
   preferred stock to 122,313 shares of common stock                        --             --              --
Conversion of 122,000 shares of Series C convertible
   preferred stock to 851,308 shares of common stock                        --             --              --
Dividends on preferred stock                                                --             --         (10,321)
Purchase of 91,000 shares of common stock for treasury                      --       (385,625)       (385,625)
Transfer of 1,508 shares of treasury stock for employee benefits            --         20,908           5,524
Foreign currency translation                                          (109,331)            --        (109,331)
Net unrealized gain on securities                                        9,742             --           9,742
Net loss                                                                    --             --      (2,743,344)
                                                                     ---------    -----------    ------------
Balance, October 31, 1996                                              171,278     (1,653,497)     14,403,240
Issuance of 5,793 shares of common stock
   for employee benefits                                                    --        125,389          40,808
Issuance of 136,000 shares of common stock
   in settlement of a royalty obligation                                    --             --         387,600
Conversion of 5,834 shares of Series B convertible preferred
  stock to 44,030 shares of common stock                                    --             --              --
Dividends on preferred stock                                                --             --          12,134
Foreign currency translation                                          (161,536)            --        (161,536)
Net reduction in unrealized gain on securities                          (2,503)            --          (2,503)
Net loss                                                                    --             --      (9,810,092)
                                                                     ---------    -----------    ------------
Balance, October 31, 1997                                                7,239     (1,528,108)      4,869,651
Issuance of 115,273 shares of common stock
   to employees                                                             --        195,553         155,290
Private placement of 20,000 shares of convertible preferred
   stock, net of issuance costs (including 24,000 shares
   of common stock paid as a placement fee)                                 --             --       1,794,989
Conversion of convertible note for 32,354 shares of
   Series 1998 A convertible preferred stock,
   plus accrued interest thereon                                            --             --       3,220,246
Conversion of 500 shares of Series 1998 B convertible
   preferred stock to 50,000 shares of common stock                         --        653,000              --
Dividends on preferred stock                                                --         20,165        (114,476)
Net reduction in unrealized gain on securities                          (3,327)            --          (3,327)
Net loss                                                                    --             --      (2,997,106)
                                                                     ---------    -----------    ------------
Balance, October 31, 1998                                            $   3,912    ($  659,390)   $  6,925,267
                                                                     =========    ===========    ============

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                       Year Ended October 31,
                                                                1998           1997            1996
                                                             -----------    -----------    ------------
Cash flows from operating activities:
 Net loss                                                    ($2,997,106)   ($9,810,092)   ($ 2,743,344)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Gain on sale of assets                                     (542,268)            --              --
     Depreciation and amortization expense                       762,149      1,355,310         403,827
     Noncash interest and other expense                          336,933             --              --
     Changes in operating assets and liabilities,
       net of effects from acquisitions/dispositions:
       Decrease (increase) in inventory                        2,352,999     (1,502,295)       (509,020)
        (Increase) decrease in trade
         receivables, net                                     (1,569,383)        14,091      (1,050,459)
        Increase in prepaid expenses
         and other current assets                                (52,844)       (77,708)       (347,749)
        (Decrease) increase in accounts payable and
         accrued expenses                                     (1,650,833)      (105,868)        285,789
        (Decrease) increase in deferred revenue                 (471,941)       856,427       1,057,817
        Increase (decrease) in other long-term obligations       297,071       (116,530)       (236,411)
        Other                                                     47,937        137,795          71,109
                                                             -----------    -----------    ------------
  Net cash used in operating activities                       (3,487,286)    (9,248,870)     (3,068,441)
                                                             -----------    -----------    ------------
Cash flows from investing activities:
  Proceeds from maturities of temporary
   investments                                                 1,263,000      3,441,068              --
  Purchase of temporary investments                           (1,530,135)            --      (3,990,410)
  Purchase of plant and equipment                               (351,886)      (520,144)       (488,326)
  Net proceeds from sale of pheromone
   product line                                                1,659,410             --              --
                                                             -----------    -----------    ------------
  Net cash provided by (used in) investing activities          1,040,389      2,920,924      (4,478,736)
                                                             -----------    -----------    ------------
Cash flows from financing activities:
  Net proceeds from sale of common
    and convertible preferred stock, net of
    issuance costs                                             1,794,989             --      12,129,209
  Net proceeds from issuance of common
    shares under stock option plan                                10,565          9,752              --
  Repayment of capital lease obligation                         (223,823)      (476,089)       (389,528)
  Proceeds from line of credit, net                            1,050,000             --              --
  Purchase of treasury stock                                          --             --        (364,717)
  Proceeds from issuance of convertible note                          --      3,000,000              --
                                                             -----------    -----------    ------------
Net cash provided by financing activities                      2,631,731      2,533,663      11,374,964
                                                             -----------    -----------    ------------


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                                                               Year Ended October 31,
                                                          1998          1997          1996
                                                       ----------   -----------    ----------
Effect of foreign exchange rate changes on cash                --        (1,815)       17,701
                                                       ----------   -----------    ----------

Net increase (decrease) in cash and cash equivalents      184,834    (3,796,098)    3,845,488

Cash and cash equivalents, beginning of year            1,824,603     5,620,701     1,775,213
                                                       ----------   -----------    ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                 $2,009,437   $ 1,824,603    $5,620,701
                                                       ==========   ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
     Interest                                          $  171,136   $   142,489    $  114,894
     Income taxes                                              --            --            --

NONCASH INVESTING AND FINANCING ACTIVITIES:

     In 1998, the Company issued 32,354 shares of Series 1998 C convertible preferred stock in exchange for an 8% convertible secured note in the amount of $3,235,400, including accrued interest.

     In 1998, the Company issued 24,000 shares of common stock as a fee in connection with a private placement. In 1997, the Company issued 136,000 shares of common stock in satisfaction of future royalty obligations.

     In 1997 and 1996, debt totaling approximately $262,000 and $1,540,000, respectively, was incurred by the Company for the acquisition of equipment.

     In 1998, holders of the Company's Series 1998 A convertible preferred stock converted 500 shares of preferred stock to 50,000 shares of common stock. In 1997 and 1996, holders of the Company's Series B convertible preferred stock converted 5,834 and 29,160 shares of preferred stock to 44,030 and 122,313 shares of common stock, respectively. In 1996, holders of the Company's Series C convertible preferred stock converted 122,000 shares of preferred stock to 851,308 shares of common stock. Noncash dividends on preferred shares settled through the issuance of common stock amounted to $116,020, $1,815 and $116,700 in fiscal 1998, 1997 and 1996, respectively.

     In 1998 and 1997, the Company transferred 15,273 and 9,755 shares, respectively, of treasury stock to outstanding shares pursuant to certain employee benefit plans.


     See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 1998, 1997 and 1996


(1) Basis of Presentation and Summary of Significant Accounting Policies

    Organization and business activities:
         The consolidated financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Included in other long-term obligations is approximately $1.5 million which represents cash received from the minority stockholders of the Company's research and development subsidiary. Such amounts were recorded as other long-term obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 68, "Research and Development Arrangements."

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

         Since its inception in 1983, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances, and product sales. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal 1999 based on reduced spending levels, if necessary.

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

    Temporary investments:
         Temporary investments consist of certificates of deposit, U.S. Government obligations and corporate debt securities with original maturities greater than three months. The Company's temporary investments are available for sale to fund operations. Securities for which there is not the positive intent and ability to hold to maturity are classified as available for sale and are carried at fair value.

         At October 31, 1998 the Company held a corporate debt security and a certificate of deposit with contractual maturities of greater than three months but less than one year, with costs of $513,000 and $296,238, respectively and fair values of $513,000 and $300,150, respectively. At October 31, 1997, the Company held a U.S. debt security and a corporate debt security, both with contractual maturities of greater than one year, with costs of $243,780 and $298,323, respectively and fair values of $250,890 and $298,452, respectively. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity. Pursuant SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," a $3,912 and $7,239

                          ECOGEN INC. AND SUBSIDIARIES

(1)  Basis of Presentation and Summary of Significant Accounting Policies, cont.

     Temporary investments, cont.:
         unrealized holding gain has been recorded in a separate component of stockholders' equity as of October 31, 1998 and 1997, respectively.

     Fair value of financial instruments:
         The fair value of the long-term debt approximates its carrying value due to the fact that the interest rate approximates current market rates. For all other financial instruments, their carrying value approximates fair value due to the short maturity of those instruments.

     Inventory:
         Inventory is stated at the lower of cost, as determined by the average cost method, or net realizable value.

     Plant and equipment:
         Plant and equipment are recorded at cost. Depreciation is computed by utilizing an accelerated method over the estimated useful lives of the related assets, which range from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term.

     Research and development:
         All research and development costs are charged to operations as incurred.

     Revenue recognition:
         Revenue from research and development contracts is recognized in accordance with the terms of the respective contracts. Revenue from time and materials contracts is recognized in the period in which the related services have been rendered and costs have been incurred by the Company. Revenue from achievement of milestone events is recognized when all parties concur that the scientific results and/or milestones stipulated in the agreement have been met. Revenue from other contracts is recognized on a pro rata basis over the life of the contract. Contract costs of such contracts are generally incurred ratably over the contract term. Revenue recognized in the accompanying consolidated statements of operations under these contracts is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned.

         Revenues from product sales are recognized upon shipment and passage of title to the customer.

     Concentration of credit risk:
         The Company's product sales are made primarily to distributors of agricultural products. The Company does not generally require collateral or other security to ensure collection of trade receivables, except for certain international sales, where letters of credit are obtained.

     Intangible and other assets:
         Intangible assets include purchased proprietary technology, patents, license fees and cost in excess of net assets acquired. Amounts capitalized are amortized over their estimated useful lives, which range from 2.5 years to 15 years. Technology acquired that is still in the research and development stage is charged to operations. Amortization expense on intangible assets amounted to $2,717, $4,981 and $26,550 in fiscal 1998, 1997 and

                          ECOGEN INC. AND SUBSIDIARIES

(1)  Basis of Presentation and Summary of Significant Accounting Policies, cont.

     Intangible and other assets, cont.:
         1996, respectively. Other long-term assets include prepaid royalties that are charged to expense in relation to sales.

     Net loss per common share:
         In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." The Company adopted SFAS No. 128 in the first quarter of fiscal 1998. Prior year information has been restated as necessary.

         Under SFAS No. 128, basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income
         (loss) per share is based on net income (loss) for the relevant period divided by common shares outstanding and other potential common shares if they are dilutive.

         Because the Company reported a net loss per share, there is no difference between the Company's historic net loss per share calculation and basic and diluted net loss as calculated under SFAS No. 128, since all potential common shares were anti-dilutive. The conversion of the convertible preferred stock into common shares and adding back dividends and interest expense incurred during the year was not included in the net loss per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive.

     Income Taxes:
         The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and the benefits arising from the realization of operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of the tax rate change.

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

     Stock-Based Compensation:
         SFAS No. 123, "Accounting for Stock-Based Compensation," presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted to employees during the year. The Company elected to adopt the disclosure provisions as required by SFAS No. 123 (see note 11).

                          ECOGEN INC. AND SUBSIDIARIES

(1)  Basis of Presentation and Summary of Significant Accounting Policies, cont.

     Long-Lived Assets:
         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used and assets to be sold based on fair value.

(2) Inventory

         Inventory consists of the following components as of October 31, 1998 and 1997:

                                          1998         1997
                                       ----------   ----------
Raw materials and packaging supplies   $  526,914   $2,446,240
Work in process                           827,573    2,145,027
Finished goods                          2,943,887    3,765,500
                                       ----------   ----------
                                       $4,298,374   $8,356,767
                                       ==========   ==========

(3) Plant and Equipment

         Plant and equipment consist of the following components as of October 31, 1998 and 1997:

                                                      1998           1997
                                                   -----------    -----------
Manufacturing and laboratory equipment             $ 4,468,802    $ 5,287,483
Office furniture and equipment                         785,128        857,465
Leasehold improvements                               3,161,850      3,101,418
                                                   -----------    -----------
                                                     8,415,780      9,246,366
  Less accumulated depreciation and amortization    (5,644,525)    (5,596,787)
                                                   -----------    -----------
                                                   $ 2,771,255    $ 3,649,579
                                                   ===========    ===========

         Included in plant and equipment is $108,000 of capitalized interest as of October 31, 1998 and 1997.

(4) Accrued Expenses

         Included in accounts payable and accrued expenses on the accompanying balance sheet are accrued expenses that consist of the following components as of October 31, 1998 and 1997:

                                                  1998         1997
                                               ----------   ----------
Current portion of capital lease obligations   $  402,886   $  412,000
Amounts due for construction in progress               --      210,000
Payroll costs                                     100,342      108,106
Other                                             719,977      347,640
                                               ----------   ----------
                                               $1,223,205   $1,077,746
                                               ==========   ==========

                          ECOGEN INC. AND SUBSIDIARIES

(5) Long-term Debt

         During 1997, the Company sold, in a private placement, a $3.0 million 8% convertible secured note (the "Note") to an institutional shareholder of the Company. In 1998, the Note plus accrued interest was exchanged for 32,354 shares of Series 1998 A 8% convertible preferred stock (see note 8).

         During 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit is for a minimum of two years (subject to termination on certain events of default), bears interest at prime plus 1.25% and is fully collateralized by the Company's assets other than its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At October 31, 1998, the balance outstanding under the line was $1.1 million, the minimum loan balance required under the loan agreement. Further, a $.7 million letter of credit was outstanding under the line. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock.
         The Company is in compliance with such covenants at October 31, 1998.

(6) Commitments

     Leases:
         The Company leases its facilities and certain equipment and automobiles under various noncancelable operating and capital leases. Rental expense charged to operations aggregated approximately $325,000, $574,000 and $673,000 for fiscal 1998, 1997 and 1996, respectively.

         Minimum lease payments under noncancelable long-term leases for the years subsequent to October 31, 1998 are as follows:

                                                       Capital      Operating
                                                       Leases         Leases
                                                      ---------     ---------
                                        1999           $457,559     $ 448,623
                                        2000            298,405       214,849
                                        2001                  -        39,010
                                        2002                  -        13,818
                                        2003                  -         2,156
                                                      ---------     ---------
              Total minimum lease payments             $755,964     $ 718,456
                                                                    =========
              Less: Interest                            (75,204)
                                                      ---------
              Present value of net minimum
                 lease payments.                        680,760
              Less: Current portion of capital
                 lease obligations (included in
                 accounts payable and accrued
                 expenses)                             (402,886)
                                                      ---------
              Long-term capital obligations
                 (included in long-term debt)         $ 277,874
                                                      =========

                          ECOGEN INC. AND SUBSIDIARIES

(6) Commitments, cont.

     Leases, cont.:
         A sublease agreement was entered into effective October 1, 1997 for a portion of the Company's corporate facility. This sublease extends through March 2000. Expected sublease income is $114,416 for fiscal 1999 and $28,605 for fiscal 2000.

(7) Research, Development and License Agreements

         In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights to the Company's Bt technology for an aggregate nonrefundable purchase price of $5.0 million in cash, which was recorded as license and other income in the first quarter of fiscal 1996, (ii) the sale by the Company to Monsanto of common stock for an aggregate purchase price of $10.0 million, and (iii) a research and development ("R&D") collaboration arrangement with Monsanto, which, by amendment, expires in January 1999, for the further development of the Company's Bt gene library for a minimum of $10.0 million, of which $4.3 million, $2.9 million and $3.0 million were received in fiscal 1998, 1997 and 1996, respectively. Under this agreement, the Company recognized as research contract revenue approximately $5.0 million, $2.9 million and $1.9 million in fiscal 1998, 1997 and 1996, respectively. During fiscal 1997 and 1998, Monsanto advanced a total of $1.2 million of commercialization success fees. These payments, plus related interest, were recorded as deferred revenue in other long-term liabilities and will be recognized as revenue when earned as Monsanto commercializes products with technology developed by Ecogen.

(8) Preferred Stock

     Series 1998 A Convertible Preferred Stock:
         In June 1998, the Company sold 20,000 shares of Series 1998 A 8% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.8 million. The holder of the preferred stock was also issued five-year warrants to purchase 180,000 shares of common stock at $3.525 per share. Dividends on the preferred stock are payable semiannually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.39 per share (subject to adjustment under certain circumstances) or an average market price, as defined in the agreement, over a ten-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of common stock underlying the preferred stock and warrants. Included in the fee paid to the placement agent in connection with the transaction were 24,000 shares of the Company's common stock. During fiscal 1998, 500

                          ECOGEN INC. AND SUBSIDIARIES

(8) Preferred Stock, cont.

     Series 1998 A Convertible Preferred Stock cont.:
         shares of Series 1998 A convertible preferred stock were converted into 50,000 shares of the Company's common stock in accordance with its terms.

     Series 1998 B Convertible Preferred Stock:
         During 1998, the Board of Directors authorized 10,000 shares of 8% Series 1998 B convertible preferred stock, par value $.01 per share. No shares of Series 1998 B have been issued. The preferred stock shall have respective rights, preferences and privileges identical to the Series 1998 A preferred stock and ranks pari passu with the 1998 Series A preferred stock, except that the conversion price shall be determined by the Company's Board of Directors when issued.

     Series 1998 C Convertible Preferred Stock:
         In August 1998, the Company exchanged an 8% convertible secured note due in October 2002 in the amount of $3.2 million for 32,354 shares of newly issued 8% Series 1998 C convertible preferred stock with a stated value of $100 per share. The holder of the Note is a principal stockholder of the Company. Dividends on the preferred stock are payable semi-annually in cash or shares of preferred stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the preferred stock. At the election of the holder, the preferred stock may be converted into common stock of the Company at any time and from time-to-time beginning in August 1999 at a conversion price equal to the lesser of $2.125 per share (subject to adjustment under certain circumstances) and the average market price, as defined in the agreement, over a five-day period at the time of conversion. The Company, at its option, may require conversion of the preferred stock if the average market value of the Company's common stock is greater than $4.00 per share over a ten-day period. The Company, at its option, may redeem the preferred stock at 125% of the stated value. Furthermore, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the preferred stock at various premiums over stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, or the common stock has a market value of less than $1.00 per share for 30 consecutive days, the dividend rate may increase and the Company could be required to pay such dividends in cash. In such event and if the unpaid dividends exceed $37,500 for a period of 30 days, the Company may be required to appoint two designees of the holders of a majority of the outstanding preferred stock to the Company's Board of Directors.

(9) Common Stock

         During fiscal 1996, Monsanto purchased 943,397 shares of the Company's common stock at $10.60 per share resulting in net proceeds of $9.3 million. Under the terms of the agreement, Monsanto has agreed until January 1999 to maintain its share ownership position during the term of the research and development agreement and to refrain from acquiring more than 25% of the Company's voting stock without the Company's consent. Monsanto was granted certain demand and piggyback registration rights with respect to its shares. In addition, Monsanto has a right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company.

                          ECOGEN INC. AND SUBSIDIARIES

(10) Warrants and Other Options

         As of October 31, 1998, the Company had the following warrants and options outstanding and exercisable into shares of the Company's common stock (excluding stock options issued under the Company's stock option plan - see note 11) as follows:

                                                        Price
                                  Shares of           Range Per          Expiration
                                 Common Stock         Share/Unit            Dates
                                 ------------       --------------       -----------
              Warrants             264,877          $3.525 - 29.00       1999 - 2003
              Other Options         51,244          $11.70 - 63.00       2001 - 2003
                                   -------
                                   316,121
                                   =======

(11) Stock Option Plan and Other Matters

         During 1998, the Company's Board of Directors approved the 1998 Stock Option Plan (the "Plan"), under which 1,500,000 shares of common stock may be issued. The Plan permits the granting of nonstatutory stock options. The option price may not be less than the fair market value of the common stock at the grant date as determined under the Plan. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after the grant date. At October 31, 1998, 825,000 options were available for issuance under the Plan.

         Effective November 1, 1996, Ecogen adopted SFAS No. 123. As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. In accordance with APB No. 25, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation cost for these plans been based on fair value at the grant dates for awards under these plans, consistent with the method under SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                  1998             1997             1996
                             -------------    -------------    -------------
Net Loss Available to
  Common Stockholders:
    As Reported              ($  3,113,126)   ($  9,811,907)   ($  2,860,044)
    Pro Forma                ($  3,268,710)   ($  9,994,255)   ($  2,980,965)

Basic and Diluted Net Loss
  Per Common Share:
    As Reported              ($        .39)   ($       1.23)   ($        .40)
    Pro Forma                ($        .41)   ($       1.26)   ($        .42)

         The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

                          ECOGEN INC. AND SUBSIDIARIES

(11) Stock Option Plan and Other Matters, cont.

         The fair value of each option grant is estimated on the date of grant by using the Black-Scholes Option Pricing Model. The per share weighted-average fair values on the date of grant for options granted during 1998, 1997, and 1996 were $.98, $2.04 and $4.49, respectively.
         The following weighted-average assumptions were used for grants in fiscal 1998, 1997 and 1996:

                                   1998      1997 and 1996
                                   ----      -------------
Expected Dividend Yield              0%            0%
Expected Volatility                 82%           70%
Risk-Free Interest Rate              8%            8%
Expected Option Lives (years)        3             3

         A summary of the status of the Option Plans as of October 31, 1998, 1997 and 1996 and changes during the years then ended are as follows:

                                  Options Outstanding
                                  -------------------
                                             Weighted-Average
                              Shares          Exercise Price
                            ----------       ----------------
Balance, November 1, 1995      501,460           $13.98
     Granted                   227,960           $ 6.86
     Exercised                      --               --
     Canceled                 (125,192)          $15.11
                            ----------

Balance, October 31, 1996      604,228           $11.06
     Granted                   410,694           $ 4.16
     Exercised                 (11,096)          $ 2.56
     Canceled                 (305,703)          $12.58
                            ----------

Balance, October 31, 1997      698,123           $ 6.50
     Granted                   675,000           $ 1.25
     Exercised                  (5,761)          $ 2.56
     Canceled                 (216,701)          $ 6.10
                            ----------

Balance, October 31, 1998    1,150,661           $ 3.08
                            ==========           ======

         The following table summarizes information about fixed stock options outstanding at October 31, 1998:

                                   Options Outstanding                                   Options Exercisable
          ------------------------------------------------------------------------     ----------------------------
                                                  Weighted-
                                   Number          Average            Weighted-           Number      Weighted-
               Range of         Outstanding       Remaining            Average         Exercisable     Average
            Exercise Price      at 10/31/98    Contractual Life    Exercise Price      at 10/31/98  Exercise Price
            --------------      -----------    ----------------    --------------      -----------  --------------
          $ 1.25  to  $ 3.25       931,661        9.11 Years           $  1.71           111,878        $  2.87
          $ 5.88  to  $10.94       215,600        6.11 Years           $  8.59           170,000        $  9.01
          $14.38  to  $53.06         3,400        2.34 Years           $ 28.31             3,400        $ 28.32
                                 ---------                                               -------
          $ 1.25  to  $53.06     1,150,661        8.53 Years           $  3.08           285,278        $  6.83
                                 =========                                               =======

                          ECOGEN INC. AND SUBSIDIARIES

(11) Stock Option Plan and Other Matters, cont.

         During fiscal 1997, employees were given the right to exchange 254,392 options at exercise prices from $2.88 to $35.25 for new options at exercise prices from $2.56 to $3.19, the fair market value at the grant date for the exchange right. The new options are exercisable according to a vesting schedule beginning on the new grant date, except for options that terminate during the new vesting period, which are immediately vested. Accordingly, options to purchase 254,392 shares were canceled and an equal number of new options were issued, which is reflected in the table above.

         In fiscal 1998, 100,000 shares of common stock were awarded to an officer of the Company. The Company recorded deferred compensation of $125,000 at the grant date and is amortizing such amount over the two-year vesting period.

(12)   Geographic Area and Related Information

         The Company's operations consist primarily of the research, development and marketing of biopesticide and related products, which constitutes one industry segment. Information with respect to the Company's operations by geographic area for the fiscal years ended October 31, 1998, 1997 and 1996 is as follows:

                                       1998            1997            1996
                                   ------------    ------------    ------------
Revenues:
  United States:
    Unaffiliated customers         $ 16,398,136    $ 11,411,109    $ 16,209,900
    Transfers to other
       geographic areas                      --         413,849         102,978
                                   ------------    ------------    ------------
                                     16,398,136      11,824,958      16,312,878
                                   ------------    ------------    ------------
  Other:
    Unaffiliated customers                   --         399,979         214,815
    Eliminations and adjustments             --        (413,849)       (102,978)
                                   ------------    ------------    ------------
Total revenues                     $ 16,398,136    $ 11,811,088    $ 16,424,715
                                   ============    ============    ============
Operating income (loss):
  United States                    ($ 2,997,106)   ($ 9,188,902)   ($ 1,713,209)
  Other                                      --        (528,223)       (980,273)
  Eliminations and adjustments               --         (92,967)        (49,862)
                                   ------------    ------------    ------------
Total operating loss               ($ 2,997,106)   ($ 9,810,092)   ($ 2,743,344)
                                   ============    ============    ============
Identifiable assets:
  United States                    $ 14,636,437    $ 17,509,332    $ 27,016,478
  Other                                  40,064          48,720         333,715
  Eliminations and adjustments               --              --      (3,488,949)
                                   ------------    ------------    ------------
Total identifiable assets          $ 14,676,501    $ 17,558,052    $ 23,861,244
                                   ============    ============    ============

                          ECOGEN INC. AND SUBSIDIARIES

(12)   Geographic Area and Related Information, cont.

         Of the United States revenues from unaffiliated customers included above, $3,479,218, $1,605,247 and $1,666,024 were export revenues in fiscal 1998, 1997 and 1996, respectively, from the following geographic areas:

            1998         1997         1996
         ----------   ----------   ----------
Europe   $1,077,616   $  348,367   $  429,798
Other     2,401,602    1,256,880    1,236,226
         ----------   ----------   ----------
         $3,479,218   $1,605,247   $1,666,024
         ==========   ==========   ==========

         Other:
         Sales derived from one customer aggregated 20% of total revenues in fiscal 1998. Sales derived from another customer aggregated 13% of total revenues in fiscal 1997. Research contract revenues derived from one entity aggregated 32%, 25% and 12% of total revenues in fiscal 1998, 1997 and 1996, respectively.

 (13)   Income Taxes

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of October 31, 1998 and 1997 are presented below:

                                                 1998            1997
                                             ------------    ------------
Deferred tax assets:
     Purchased research, development and
       investment in affiliated companies    $  9,667,000    $ 10,380,000
     Net operating loss carryforwards          25,463,000      23,433,000

     Research experimentation credit
       carryforward                             2,414,000       2,414,000
     Other                                      1,638,000       1,732,000
                                             ------------    ------------
         Total gross deferred tax assets       39,182,000      37,959,000
     Less valuation allowance                  38,935,000      37,724,000
                                             ------------    ------------
         Net deferred tax assets                  247,000         235,000
                                             ------------    ------------
Deferred tax liabilities:
       Furniture, equipment, and leasehold
       improvements, principally due to
         differences in depreciations            (247,000)       (235,000)
                                             ------------    ------------
         Total gross deferred tax
              liabilities                        (247,000)       (235,000)
                                             ------------    ------------

         Net deferred taxes                  $         --    $         --
                                             ============    ============

                          ECOGEN INC. AND SUBSIDIARIES

(13) Income Taxes, cont.

         The net change in the total valuation allowance for fiscal 1998 and 1997 was an increase of approximately $1,211,000 and $2,487,000, respectively.

         At October 31, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $73.1 million, expiring from 1999 through 2013, which are available to offset future Federal taxable income, if any. The Company also has research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $2.4 million which are available to reduce future Federal income taxes, if any, through 2012. The Company's ability to use such net operating loss and research and experimental credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

(14) Special Charges

         During the fourth quarter of fiscal 1997, the Company recorded a special charge of $1,416,263 for the realignment of the Company's manufacturing process involving its new water dispersible granular products, including the write-down of plant and equipment and other costs. During the third quarter of fiscal 1997, the Company recorded a charge of $209,629 relating to the shut-down of a research laboratory in Israel. Severance payments included in these charges are not significant, and there are no future payouts associated with these special charges.

 (15) Profit Sharing 401(k) Plan

         The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all full-time U.S. employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company contributes 75% (50% prior to July 1, 1996) of the employees' contributions for employees with under five years of service, and 100% for employees with greater than five years of service, subject to a maximum equal to 6% of the employees' compensation. The matching Company contribution vests over a five-year period. Employees may elect to have the Company matching contribution in Ecogen common stock. The Company contributed approximately $132,000, $161,000 and $124,000 to the 401(k) Plan in
         fiscal 1998, 1997 and 1996, respectively.

(16) Related-party Transactions

         A director, elected during fiscal 1996, is a partner of a law firm that has acted as legal counsel to the Company. The Company recorded fees and costs of approximately $187,000, $51,000 and $233,000 to this law firm during fiscal 1998, 1997 and 1996, respectively.

         A director elected during fiscal 1998 is a partner of an investment firm that holds all of the Company's outstanding Series 1998 C preferred stock. The Company recorded interest and dividends of approximately $249,000 during fiscal 1998 and interest of approximately $38,000 during fiscal 1997 to this investment firm.

                          ECOGEN INC. AND SUBSIDIARIES

(17) Sale of Pheromone Product Line

         In April 1998, the Company sold substantially all of the assets (excluding trade accounts receivable) associated with the pheromone product line to Scentry Biologicals, Inc. ("Scentry") for total consideration of approximately $2.4 million. The consideration included cash of $1.7 million and the assumption of $.7 million of liabilities. The Company recognized a gain of $.5 million on the sale which is included in license and other income in the accompanying consolidated statements of operations. As part of the transaction, the Company entered into a distribution agreement with Scentry for three products, BeeScent Attractant, NoMate LRX MEC and NoMate BHF MEC, in the United States through December 2000. Scentry is a newly formed company, the principals of which are the former manager of the Company's pheromone production facility and a principal of one of the Company's distributors in Central and South America. Unaudited pro forma consolidated results of operations as if the product line had been sold on November 1, 1996 are as follows, excluding the nonrecurring gain on the sale of $.5 million:

                                         Year Ended October 31,
                                        1998               1997
                                        ----               ----
                                 ($ in thousands except per share data)
Total revenues                        $ 13,790           $ 8,951
Net loss available to common
   stockholders                       ($ 3,867)          ($9,926)

Basic and diluted net
   loss per common share              ($   .48)          ($ 1.25)

       The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the disposition of the pheromone product line actually occurred on the date indicated, nor is it necessarily indicative of the Company's future consolidated results of operations.

                                                                     Schedule II

                          ECOGEN INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996


             Column A                      Column B            Column C                Column D        Column E

                                                               Additions              Deductions
                                          Balance at   Charged to     Charged to                      Balance at
                                          Beginning     Costs and       Other                           End of
                                          of Period     Expenses       Accounts                         Period
1998:
  Allowance for doubtful accounts        $   77,769     $115,872     $           --   $  113,641      $   80,000
  Reserve for inventory obsolescence      1,006,426      500,000                 --    1,105,055(1)      401,371
                                         ==========     ========     ==============   ==========      ==========

1997:
  Allowance for doubtful accounts        $   42,769     $ 35,000     $           --   $       --      $   77,769
  Reserve for inventory obsolescence        675,894      500,000                 --      169,468       1,006,426
                                         ==========     ========     ==============   ==========      ==========

1996:
  Allowance for doubtful accounts        $   80,000     $     --     $           --   $   37,231      $   42,769
  Reserve for inventory obsolescence        695,820      500,000                 --      519,926         675,894
                                         ==========     ========     ==============   ==========      ==========


(1) Included in deductions is $483,003 that related to the sale of the Pheromone Product Line.

                                    SIGNATURE

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ECOGEN INC.

                                     By: /s/ James P. Reilly, Jr.
                                         ----------------------------
                                         James P. Reilly, Jr.
                                         Chairman and Chief Executive Officer

Date:    January 15, 1999


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

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of January 15, 1999.

Signature                       Title                                 Date
---------                       -----                                 ----
/s/ James P. Reilly, Jr.        Chairman, Chief Executive Officer     January 15, 1999
------------------------        and Director (Principal Executive
James P. Reilly, Jr.            Officer)


/s/ Mary E. Paetzold            Vice President, Chief Financial       January 15, 1999
--------------------            Officer and Treasurer (Principal
Mary E. Paetzold                Financial and Accounting Officer)


/s/ Esteban A. Ferrer           Director                              January 15, 1999
---------------------
Esteban A. Ferrer, Esquire

/s/ Philippe D. Katz            Director                              January 15, 1999
--------------------
Philippe D. Katz

/s/ Lowell N. Lewis             Director                              January 15, 1999
-------------------
Lowell N. Lewis

/s/ John R. Sutley              Director                              January 15, 1999
------------------
John R. Sutley