Form 10-Q
period 1999-01-31
ECOGEN INC
filed 1999-03-17
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended January 31, 1999

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
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Class                                      Outstanding at February 28, 1999

Common Stock, $.01 par value                               9,117,320

                                   ECOGEN INC.

                                      INDEX

                                                                                    Page
PART I - FINANCIAL INFORMATION

  Item 1 -   Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets as of
         January 31, 1999 and October 31, 1998.........................................1

     Unaudited Consolidated Condensed Statements of Operations
         for the three months ended January 31, 1999 and 1998 .........................2

     Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the three months ended January 31, 1999............................3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the three months ended January 31, 1999 and 1998..........................4

     Notes to Unaudited Consolidated Condensed Financial
         Statements....................................................................6

  Item 2 -    Management's Discussion and Analysis of Results of Operations and
              Financial Condition......................................................9

PART II - OTHER INFORMATION

  Item 4 -    Submission of Matters to a Vote of Security Holders ....................13

  Item 6(a) - Exhibits................................................................13

PART 1 - FINANCIAL INFORMATION

                          ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------
Assets                                       JANUARY 31,             OCTOBER 31,
                                                1999                    1998
---------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents...............    $424,048                 $2,009,437
  Temporary investments...................        --                      813,150
  Trade receivables, net..................   3,676,384                  3,338,897
  Inventory, net..........................   4,309,888                  4,298,374
  Prepaid expenses and other current
    assets................................     661,579                    624,072
---------------------------------------------------------------------------------
    Total current assets                     9,071,899                 11,083,930
---------------------------------------------------------------------------------

Plant and equipment, net..................   2,697,472                  2,771,255
Intangible and other assets, net..........     836,518                    821,316
---------------------------------------------------------------------------------
                                           $12,605,889                $14,676,501
=================================================================================
Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------

Current liabilities:
  Accounts payable and accrued expenses...  $3,035,456                 $3,102,319
  Deferred contract revenue...............      38,000                    485,853
---------------------------------------------------------------------------------
    Total current liabilities                3,073,456                  3,588,172
---------------------------------------------------------------------------------

Long-term debt............................   1,477,632                  1,327,875
Other long-term obligations...............   2,863,868                  2,835,187
Stockholders' equity:
  Preferred stock, par value $.01 per
  share; authorized 7,500,000 shares:
    Series 1998 A convertible preferred
      stock - 35,000 shares authorized;
      11,000 and 19,500 shares issued and
      outstanding in 1999 and 1998,
      respectively (liquidation value
      $1,100,000 and $1,950,000 in 1999 and
      1998, respectively)                          110                        195
    Series 1998 C convertible preferred
      shares: 50,000 shares authorized
      32,354 shares issued and outstanding
      in 1999 and 1998 (liquidation value
      $3,235,400 in 1999 and 1998)                 324                        324
  Common stock, par value $.01 per share;
    authorized 42,000,000 shares; issued
    8,852,700 and 8,242,600 shares in
    1999 and 1998, respectively...........      88,527                     82,426
  Additional paid-in capital.............. 122,163,501                122,162,964
  Accumulated deficit.....................(116,444,813)              (114,665,164)
  Other...................................    (616,716)                  (655,478)
---------------------------------------------------------------------------------
    Total stockholders' equity               5,190,933                  6,925,267
---------------------------------------------------------------------------------
                                           $12,605,889                $14,676,501
=================================================================================

                See Accompanying Notes To Unaudited Consolidated
                        Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------
                                                                  THREE MONTHS ENDED
                                                                      JANUARY 31,
                                                                1999               1998
------------------------------------------------------------------------------------------
Revenues:

  Product sales, net ..................................     $ 1,741,565         $1,715,937
  Contract research ...................................         515,891          3,219,844
------------------------------------------------------------------------------------------
    Total revenues                                          $ 2,257,456         $4,935,781
------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold ................................      1,575,159          1,406,584
  Research and development:
    Funded by third parties ............................        224,676            224,920
    Self funded ........................................        481,294            737,848
  Selling, general and administrative ..................      1,550,877          1,680,821
------------------------------------------------------------------------------------------
    Total costs and expenses                                  3,832,006          4,050,173
------------------------------------------------------------------------------------------
Operating income (loss)                                      (1,574,550)           885,608

Other income (expense):
    Interest expense, net ..............................       (111,192)          (131,741)
    Other income .......................................          8,306                --
------------------------------------------------------------------------------------------
    Total other income, net                                    (102,886)          (131,741)
------------------------------------------------------------------------------------------
Net income (loss)                                            (1,677,436)           753,867

Dividends on preferred stock                                     102,213                --
------------------------------------------------------------------------------------------

Net income (loss) available to common stockholders          ($1,779,649)        $  753,867
==========================================================================================

Basic and diluted net income (loss) per common share             ($0.21)             $0.09
==========================================================================================

Weighted average number of common shares outstanding          8,384,000          8,032,000
==========================================================================================

                See Accompanying Notes to Unaudited Consolidated
                        Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                      Three months ended January 31, 1999


----------------------------------------------------------------------------------------------------------------------------------
                                                      CONVERTIBLE           ADDITIONAL                       OTHER
                                                       PREFERRED   COMMON    PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                                         STOCK      STOCK    CAPITAL         DEFICIT         EQUITY      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1998                               $519        $82,426   $122,162,964  ($114,665,164)   ($655,478)  $6,925,267

Transfer  of 2,968 shares of Treasury stock for
  employee benefits ...............................       -              -        (34,402)             -       36,762        4,360

Dividends on preferred stock ......................       -            276         34,939       (102,213)           -      (66,998)

Conversion of 8,500 shares of Series B
  convertible preferred stock to 582,479
  shares of common stock ..........................     (85)         5,825              -              -            -        5,740

Net loss ..........................................       -              -              -     (1,677,436)           -   (1,677,436)
----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 1999                               $434        $68,527   $122,163,501  ($116,444,813)   ($616,716)  %5,190,933
----------------------------------------------------------------------------------------------------------------------------------


                See Accompanying Notes to Unaudited Consolidated
                        Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------------
                                                                                       THREE MONTHS ENDED
                                                                                           JANUARY 31,
                                                                                   1999                     1998
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss) ...........................................................($1,677,436)            $   753,867
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization expense .................................    170,600                 201,373
         Noncash interest and compensation expense .............................    110,943                      --
         Changes in assets and liabilities, net ................................   (973,324)              1,631,773
-------------------------------------------------------------------------------------------------------------------
Net  cash (used in) provided by operating  activities .......................... (2,369,217)              2,587,013
-------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:

   Proceeds from maturities of temporary investments ...........................    813,150                      --
   Purchase of plant and equipment .............................................     (6,060)                (58,756)

-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities ............................    807,090                 (58,756)
-------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities -
   repayment of capital lease obligation .......................................    (23,262)                (70,316)

-------------------------------------------------------------------------------------------------------------------
Net (decrease) increase in cash and cash equivalents ........................... (1,585,389)              2,457,941

Cash and cash equivalents, beginning of period .................................  2,009,437               2,373,945

-------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period .......................................$   424,048             $ 4,831,886
===================================================================================================================

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------------
                                                                                         THREE MONTHS ENDED
                                                                                              JANUARY 31,

                                                                                   1999                     1998
--------------------------------------------------------------------------------------------------------------------
Changes in assets and liabilities:
    (Increase) decrease in receivables ........................................($  337,487)             $   401,093
    Increase in inventory .....................................................    (11,514)                (315,076)
    Increase in prepaid expenses and other current assets .....................    (37,507)                 (91,473)
    Increase in other assets ..................................................    (15,202)                    --
    (Decrease) increase in accounts payable and accrued expenses ..............   (123,761)                 615,579
    Increase (decrease) in deferred contract revenue ..........................   (447,853)               1,086,539
    Decrease in other long-term liabilities ...................................       --                    (64,889)

--------------------------------------------------------------------------------------------------------------------
       Changes  in  assets  and  liabilities,  net ............................($  973,324)             $ 1,631,773
====================================================================================================================

--------------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------------------------------------------

  During the first quarter of fiscal 1999, the Company issued 27,621 shares of common stock as dividends on the Company's preferred stock and 582,479 shares of its common stock upon conversion of the Company's convertible preferred stock.

  During the first quarter of fiscal 1999 and 1998, the Company transferred 2,968 and 3,629 shares of treasury stock, respectively, to outstanding shares pursuant to certain employee benefit plans.
===============================================================================


                See Accompanying Notes to Unaudited Consolidated
                        Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            JANUARY 31, 1999 AND 1998

(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BASIS OF PRESENTATION:

       The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, 1998 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

       The results of operations for the interim period ended January 31, 1999 are not necessarily indicative of the operating results for the full year.

       Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three months ended January 31, 1999 and an immaterial impact for the three months ended January 31, 1998. The net loss is substantially equal to the comprehensive loss for the periods.

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

       NET INCOME (LOSS) PER COMMON SHARE:

       Basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on net income (loss) for the relevant period divided by common shares outstanding and other potential common shares if they are dilutive.

       The conversion of the convertible preferred stock in fiscal 1999 and the convertible note in fiscal 1998 into common shares and adding back the dividends and interest expense incurred during the three-month periods ended January 31, 1999 and 1998, was not included in the net income
       (loss) per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive.

       RECLASSIFICATIONS:

       Certain reclassifications have been made to the reported amounts in the 1998 financial statements to conform to the 1999 classifications.

(2)    INVENTORY

       At January 31, 1999, inventory consisted of raw materials of $518,256, work-in-progress of $1,118,129 and finished products of $2,673,503.

(3)    MONSANTO TRANSACTION

       In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. In connection therewith, the Company received approximately $4.8 million in cash payments during the first quarter of fiscal 1998, of which an aggregate of $2.5 million was earned and recorded as research contract revenue during the first quarter of fiscal 1998 since the Company had no continuing obligations with respect to such amounts. Further, $.5 million and $.7 million was recorded as research contract revenue principally relating to the Monsanto R&D contract during the three months ended January 31, 1999 and 1998, respectively. The amended R&D Contract ended January 1999.

(4)    LOAN AGREEMENT

       In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(4)    LOAN AGREEMENT, CONT.

       credit is for a minimum of two years (subject to termination on certain events of default), bears interest at prime plus 1.25% and is fully collateralized by the Company's assets, other than its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At January 31, 1999, the balance outstanding under the line was $1.1 million. Further, at January 31, 1999 a $.7 million letter of credit was outstanding under the line (see note 7 of notes to the consolidated financial statements.) The loan agreement contains certain financial covenants which the Company is in compliance with at January 31, 1999.

(5)    SALE OF PHEROMONE PRODUCT LINE

       In April 1998, the Company sold substantially all of the assets (excluding trade accounts receivable) associated with the pheromone product line to Scentry Biologicals, Inc. ("Scentry") for total consideration of approximately $2.4 million. Scentry is a newly formed company, the principals of which are the former manager of the Company's pheromone production facility and a principal of one of the Company's distributors in Central and South America. Unaudited pro forma consolidated results of operations for the three month period ended January 31, 1998, as if the product line was sold on November 1, 1997, are as follows:


                                           Three Months Ended January 31, 1998
                                         ($ in thousands, except per share data)

             Total revenues                           $3,966
             Net income                                  666
             Basic and diluted net
               income per share                          .08

       The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the disposition of the pheromone product line actually occurred on the date indicated nor is it necessarily indicative of the Company's future consolidated results of operations.

(6)    STOCKHOLDERS' EQUITY

       During the first quarter of fiscal 1999, the Company issued 582,479 shares of its common stock in exchange for 8,500 shares of the Company's Series 1998-A 8% convertible preferred stock issued in June 1998. The Company also issued 27,621 shares of its common stock in payment of cumulative dividends at the time of conversion.

(7)    COMMITMENTS AND CONTINGENCIES

       At January 31, 1999 the Company had outstanding a $.7 million letter of credit under the Company's line of credit as described in note 4 above.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

OVERVIEW

For the first three months of fiscal 1999, total revenues decreased from $4.9 million in fiscal 1998 to $2.3 million in fiscal 1999. The decrease was due primarily to an amendment to the research and development agreement with Monsanto Company ("Monsanto") which resulted in $2.5 million (or $.31 per basic and diluted common share) of non-recurring revenues in the first quarter of fiscal 1998. Net product sales were $1.7 million in the first quarter of fiscal 1999, substantially consistent with the same period in fiscal 1998. However, the 1998 period included approximately $1.0 million in sales of pheromone products, a product line that was sold in the second quarter of fiscal 1998. On a pro forma basis, assuming the pheromone product line had been sold at the beginning of fiscal 1998, continuing product sales increased 126% from $.7 million to $1.7 million for the three months ended January 31, 1998 and 1999, respectively. The first quarter of the Company's fiscal year is typically the lowest in product sales due to seasonality in the agricultural market.

During the first quarter of fiscal 1999, the Company realized a reduction in operating expenses of 15% from $2.6 million in the year-ago period to $2.3 million in the first quarter of fiscal 1999. Pro forma operating loss, adjusted for the sale of the pheromone product line and exclusive of the non-recurring revenue from Monsanto, improved 8%. For the first quarter of fiscal 1999, the Company reported a net loss available to common stockholders of ($1.8 million) or ($.21) per basic and diluted common share compared to net income of $.8 million or $.09 per basic and diluted common share in the first quarter of fiscal 1998 on weighted average shares of 8.4 million and 8.0 million in the first quarter of fiscal 1999 and 1998, respectively.

THREE MONTHS ENDED JANUARY 31, 1999 AND 1998

REVENUES

On a pro forma basis assuming the sale of the pheromone product line had taken place at the beginning of fiscal 1998, product sales increased 126% in the first quarter of fiscal 1999. Sales for the Bt product line, representing 95% of product sales, increased $1.0 million in fiscal 1999 to $1.7 million from $.7 million in fiscal 1998. The more than doubling of Bt product sales resulted primarily from an increase in sales of Lepinox WDG, a Bt bioinsecticide for control of caterpillars in sweet corn, turf and other row crops and bollworm and budworm in cotton and non-agricultural markets. Biofungicide product sales, which represented 5% of product sales in fiscal 1999, increased $.1 million or 290% from fiscal 1998 due to an increase in sales of AQ10 in the first quarter of fiscal 1999.

Research contract revenues decreased $2.7 million in the current three-month period, due primarily to the payments from Monsanto during the first quarter of fiscal 1998 described above as a result of an amendment to the Company's research and development contract which expired in January 1999. As a result of the expiration of the research and development contract, it is anticipated that revenue from Monsanto will be substantially lower in fiscal 1999.

COSTS AND EXPENSES

Cost of continuing products sold increased 123% in the first three months of fiscal 1999 compared to the comparable period in fiscal 1998 due primarily to increased sales. Gross margins on continuing product sales increased to 10% in the first three months of fiscal 1999 compared to 5% in fiscal 1998. The higher gross margins on continuing product sales in fiscal 1999 were due principally to product mix as a result of higher domestic sales in fiscal 1999 which are higher margin products than international sales.

Total operating expenses were $2.3 million in the first quarter of fiscal 1999, compared to $2.6 million in 1998, a decrease of 15%. Research and development costs decreased $.3 million or 27% due principally to lower personnel costs. The Company's commitment to provide research services to Monsanto has expired and the Company's technology continues to approach commercialization, therefore requiring less activity in basic research and process development. Selling, general and administrative expenses were $1.6 million in the first quarter of fiscal 1999 compared to $1.7 million in 1998 representing a decrease of $.1 million primarily in the area of general and administrative expenses. Selling and marketing remained about the same as last year due to higher costs associated with the more than doubling of Bt product sales offsetting the reduction in costs as a result of the sale of the pheromone product line. Pro forma operating expenses, assuming the sale of the pheromone product line had taken place at the beginning of fiscal 1998, decreased 8%.

Pro forma operating loss, adjusted for the sale of the pheromone product line and exclusive of the non-recurring revenue from Monsanto, improved 8%.

Net interest expense was $.1 million during the three months ended January 31, 1999 and 1998.

Net loss available to common shareholders for the three months ended January 31, 1999 was ($1.8) million, compared to a net income of $.8 million for the same period in fiscal 1998. Basic and diluted net loss per share for the three months ended January 31, 1999 was ($.21), compared to net income per share of $.09 in the first quarter of fiscal 1998 on weighted average shares outstanding of 8.3 million and 8.0 million in the first three months of fiscal 1999 and 1998, respectively. The non-recurring revenue from Monsanto of $2.5 million or $.31 per share in the first quarter of fiscal 1998 was the principal factor contributing to the decrease in net income. Further, the 1999 period included preferred stock dividends of $102,000.

SEASONALITY OF BUSINESS

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring through fall. Because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season which may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas. In addition, commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 1999, the Company had cash and liquid investments of $.4 million, a decrease of $2.4 million from October 31, 1998. The decrease in cash resulted primarily from $2.4 million of cash used in operations. In August 1998, the Company obtained a secured working capital line of credit for up to $5.0 million from a financial institution, of which $1.5 million was outstanding at February 28, 1999. Also outstanding under the line of credit was a $.7 million letter of credit. At February 28, 1999, the Company had $1.3 million of availability under the line of credit.

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

FORWARD-LOOKING STATEMENTS

The discussion set forth by the Company in this document contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves a number of risks and uncertainties that could cause actual results to differ materially from expected results. The Company intends to market and sell a number of new and recently introduced products. Some of these products utilize new formulations which have not to date been produced on a commercial scale or produced on a commercial scale that has been replicated. Certain of the manufacturing processes for such products include newly developed equipment and techniques which are being incorporated into commercial scale manufacturing processes. Risks and uncertainties associated with the successful commercialization of the products include: (i) the successful scale-up of the Company's manufacturing process in time to meet targeted sales opportunities;
(ii) the market acceptance of the Company's current and newly introduced products; (iii) the efficacy, pricing, ease of use and performance of the Company's products; (iv) the successful development, registration, commercialization and marketing of technologically advanced new products; (v) the continued and uninterrupted supply of the Company's products from third-party toll manufacturers and the continued financial viability of such manufacturers; (vi) economic and environmental considerations which impact agricultural crop production and agricultural crop protection, including the number of acres of target crops planted, the cost and efficacy of competitive products, weather conditions and the level of insect and disease infestation on target crops, and (vii) the ability of the Company to fund its strategic priorities through operations or access to capital markets, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

PART II - OTHER INFORMATION

Item 4:   Submission of Matters to a Vote of Security Holders

          The Company held its Annual Meeting of Stockholders on March 11, 1999, at which time the following matters were submitted to a vote of the stockholders and were approved: (i) the election of Esteban A. Ferrer, Philippe D. Katz, Lowell N. Lewis, James P. Reilly, Jr. and John R. Sutley to serve on the Board of Directors of the Company until the next annual meeting; (ii) the approval of the Company's 1999 Stock Option Plan; and (iii) the ratification of the appointment of KPMG LLP as independent auditors to audit the Company's books and accounts for fiscal year 1999. A total of 7.7 million votes were cast in favor of each nominee for director and less than ninety thousand votes were cast against any such nominee. A total of 4.2 million votes were cast in favor of approval of the Company's 1999 Stock Option Plan, less than three hundred ninety thousand votes were cast against approval, less than forty-five thousand abstentions were recorded and less than 3.2 million broker non-votes were recorded. A total of 7.7 million votes were cast in favor of the ratification of the appointment of KPMG LLP as independent auditors of the Company and less than eighty thousand votes were cast against such ratification.

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

Date:  March 17, 1999

                               ECOGEN INC.


                               By: /s/ JAMES P. REILLY, JR.
                                   ----------------------------
                                   James P. Reilly, Jr.
                                   Chairman and Chief Executive
                                   Officer

                               By: /s/ MARY E. PAETZOLD
                                   ----------------------------
                                   Mary E. Paetzold
                                   Vice President and Chief Financial Officer