Form 10-Q
period 1999-03-31
ECOGEN INC
filed 1999-06-10
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 1999

                          Commission File Number 1-9579


                                   Ecogen Inc.
             (Exact name of registrant as specified in its charter)



                   Delaware                                                   22-2487948
         (State or other jurisdiction of                                  (I.R.S. Employer
          incorporation or organization)                                Identification Number)


 2000 W. Cabot Boulevard, Suite #170, Langhorne, Pennsylvania                     19047
        (Address of principal executive offices)                                (Zip Code)



Registrant's telephone number,
including area code                     (215) 757-1590


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No .

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                                               Outstanding at May 28, 1999
            -----                                               ---------------------------
Common Stock, $.01 par value                                                9,446,901

                                   ECOGEN INC.


                                      INDEX


                                                                                                          Page
                                                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1        - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets as of
         April 30, 1999 and October 31, 1998.................................................................1

     Unaudited Consolidated Condensed Statements of Operations for the three months and six months ended April 30, 1999 and 1998.................................................2

     Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the six months ended April 30, 1999......................................................3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the six months ended April 30, 1999 and 1998....................................................4

     Notes to Unaudited Consolidated Condensed Financial
         Statements..........................................................................................6

  Item 2        - Management's Discussion and Analysis of Results
                    of Operations and Financial Condition...................................................11


PART II - OTHER INFORMATION

  Item 2(c)     - Changes in Securities.....................................................................17

  Item 6(a)     - Exhibits..................................................................................17

PART I - FINANCIAL INFORMATION

                           ECOGEN INC AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS



Assets                                                                                    APRIL 30,             OCTOBER 31,
                                                                                            1999                   1998
----------------------------------------------------------------------------------------------------------------------------
Current  assets:
   Cash and cash equivalents ...................................................        $          --         $   2,009,437
   Temporary investments .......................................................                   --               813,150
   Trade receivables, net ......................................................            2,948,185             3,338,897
   Inventory, net ..............................................................            5,576,518             4,298,374
   Prepaid expenses and other current assets ...................................              428,216               624,072
----------------------------------------------------------------------------------------------------------------------------
      Total  current  assets ...................................................            8,952,919            11,083,930

Plant and equipment, net .......................................................            2,624,060             2,771,255
Other assets, net ..............................................................              764,255               821,316
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $  12,341,234         $  14,676,501
============================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit due within one year ..........................................              507,072                26,019
   Accounts  payable  and  accrued  expenses ...................................            3,932,848             3,076,300
   Deferred  contract  revenue .................................................                7,960               485,853
----------------------------------------------------------------------------------------------------------------------------
        Total  current  liabilities ............................................            4,447,880             3,588,172

Long-term debt .................................................................            1,559,685             1,327,875
Long-term deferred revenue .....................................................            1,359,849             1,301,333
Minority interest in subsidiary ................................................            1,533,854             1,533,854
----------------------------------------------------------------------------------------------------------------------------
        Total liabilities ......................................................            8,901,268             7,751,234
----------------------------------------------------------------------------------------------------------------------------

Stockholders'  equity:
   Preferred stock, par value $01 per share; authorized 7,500,000 shares: Series
         1998 A convertible preferred stock - 35,000 shares authorized;
               none and 19,500 shares issued and outstanding in 1999 and
               1998, respectively (liquidation value $0 and $1,950,000
               in 1999 and 1998, respectively) .................................                   --                   195
         Series 1998 C convertible preferred shares: 50,000 shares authorized
                32,354 shares issued and outstanding in 1999 and 1998
                (liquidation value $3,235,400 in 1999 and 1998) ................                  324                   324
   Common stock, par value $01 per share; authorized 42,000,000 shares;
         issued 9,446,901 and 8,242,600 shares in 1999 and 1998, respectively ..               94,469                82,426
   Additional paid-in capital ..................................................          121,613,755           122,162,964
   Accumulated deficit .........................................................         (118,268,582)         (114,665,164)
   Other .......................................................................                   --              (655,478)
----------------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity .............................................            3,439,966             6,925,267
----------------------------------------------------------------------------------------------------------------------------
                                                                                        $  12,341,234         $  14,676,501
============================================================================================================================

                See Accompanying Notes To Unaudited Consolidated
                         Condensed Financial Statements

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                                 THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                       APRIL 30,                             APRIL 30,
---------------------------------------------------------------------------------------------------------------------------------
                                                                1999              1998               1999                1998
                                                            ---------------------------------------------------------------------
Revenues:

  Product  sales,  net ...................................  $ 1,780,937        $3,339,816        $ 3,522,502         $ 5,055,753
  Contract research ......................................       80,386         1,021,744            596,277           4,241,588
---------------------------------------------------------------------------------------------------------------------------------
     Total revenues ......................................    1,861,323         4,361,560          4,118,779           9,297,341
---------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold ..................................    1,218,249         2,451,418          2,793,408           3,858,002
  Research and development:
    Funded by third parties ..............................       48,331           123,922            273,007             348,842
    Self funded ..........................................      583,126           801,177          1,064,414           1,539,025
  Selling, general and administrative ....................    1,636,348         1,927,238          3,187,225           3,608,059
---------------------------------------------------------------------------------------------------------------------------------
     Total  costs and expenses ...........................    3,486,054         5,303,755          7,318,054           9,353,928
---------------------------------------------------------------------------------------------------------------------------------
Operating loss ...........................................   (1,624,731)         (942,195)        (3,199,275)            (56,587)

Other income (expense):
   Interest expense, net .................................     (134,156)         (140,169)          (245,348)           (271,910)
   Other income ..........................................        7,940           564,731             16,246             564,731
---------------------------------------------------------------------------------------------------------------------------------
   Total other income (expense), net .....................     (126,216)          424,562           (229,102)            292,821
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) ........................................   (1,750,947)         (517,633)        (3,428,377)            236,234

Dividends on preferred stock .............................       72,828                 -            175,041                   -
---------------------------------------------------------------------------------------------------------------------------------

Net income (loss) available to common stockholders .......  ($1,823,775)        ($517,633)       ($3,603,418)          $ 236,234
=================================================================================================================================

Basic and diluted net income (loss) per common share .....       ($0.20)           ($0.06)            ($0.41)              $0.03
=================================================================================================================================

Weighted average number of common shares
   outstanding ...........................................    9,149,000         8,034,000          8,761,000           8,033,000
=================================================================================================================================

                See Accompanying Notes to Unaudited Consolidated
                        Condensed Financial Statements.

                          ECOGEN INC AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended April 30, 1999

---------------------------------------------------------------------------------------------------------------------------------
                                          CONVERTIBLE                   ADDITIONAL                        OTHER
                                           PREFERRED     COMMON          PAID-IN      ACCUMULATED     STOCKHOLDERS'
                                             STOCK       STOCK           CAPITAL        DEFICIT          EQUITY         TOTAL
---------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1998 ................     $519      $82,426       $122,162,964   ($114,665,164)    ($655,478)    $6,925,267

Transfer of 5,037 shares of treasury
  stock for employee benefits ...........        -            -            (56,963)              -        65,783          8,820

Dividends on preferred stock ............        -          635            108,662        (175,041)            -        (65,744)

Conversion of 19,500 shares of Series
  A convertible preferred stock to
  1,155,975 shares of common stock ......     (195)      11,408           (600,908)              -       589,695              -

Net  loss ...............................        -            -                  -      (3,428,377)            -     (3,428,377)

---------------------------------------------------------------------------------------------------------------------------------
Balance April  30,  1999 ................     $324      $94,469       $121,613,755   ($118,268,582)            -     $3,439,966
=================================================================================================================================

                See Accompanying Notes To Unaudited Consolidated
                         Condensed Financial Statements

                           ECOGEN INC AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                       SIX MONTHS ENDED
                                                                                           APRIL 30,
                                                                                    1999                1998
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net  income (loss) ..................................................        ($3,428,377)        $   236,234
   Adjustments  to  reconcile  net  income (loss)  to  net
      cash used  in operating  activities:
         Gain on sale of assets ........................................                 --            (562,268)
         Depreciation  and  amortization  expense ......................            346,568             400,170
         Noncash interest and compensation expense .....................            210,114             195,826
         Other .........................................................                 --              (2,739)
    Changes  in  assets  and  liabilities, net of effects of disposition           (527,968)         (1,608,151)
----------------------------------------------------------------------------------------------------------------

Net  cash used in operating  activities ................................         (3,399,663)         (1,340,928)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturity of temporary investments .....................            813,150                  --
   Purchase  of  plant and  equipment ..................................             (4,092)            (62,617)
   Net proceeds from sale of pheromone product line ....................                 --           1,659,410

----------------------------------------------------------------------------------------------------------------
Net  cash provided by investing  activities ............................            809,058           1,596,793
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Repayment of capital lease obligations ..............................            (99,885)           (250,152)
   Proceeds from line of credit, net ...................................            681,053                  --

----------------------------------------------------------------------------------------------------------------
Net cash provided by  (used)  in financing activities ..................            581,168            (250,152)
----------------------------------------------------------------------------------------------------------------

Net increase  (decrease)  in  cash  and  cash  equivalents .............         (2,009,437)              5,713

Cash  and  cash  equivalents,  beginning  of  period ...................          2,009,437           2,373,945

================================================================================================================
Cash  and  cash  equivalents,  end  of  period .........................        $         0         $ 2,379,658
================================================================================================================
                                                                                                    (Continued)

ECOGEN INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                      SIX MONTHS ENDED
                                                          APRIL 30,
                                                      1999           1998
--------------------------------------------------------------------------------
Changes in assets and liabilities,
  net of effects of disposition:
  Decrease (increase) in trade receivables....   $   390,712    ($1,320,899)
  (Increase) decrease in inventory............    (1,278,144)       309,997
  Decrease (increase) in prepaid expenses
    and other current assets..................       195,856     (1,003,687)
  (Increase) decrease in other assets.........       (12,604)       391,482
  Increase (decrease) in accounts payable
    and accrued expenses......................       654,105       (173,813)
  (Decrease) increase in deferred
    contract revenue..........................      (477,893)       520,423
  Decrease in other long-term liabilities.....                     (331,654)

--------------------------------------------------------------------------------
Changes in assets and liabilities, net of
  effects of disposition                           ($527,968)   ($1,608,151)
================================================================================
--------------------------------------------------------------------------------
Interest paid                                      $86,248          $76,084
================================================================================
--------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------

In the first six months of fiscal 1999, the Company issued 1,155,975 shares of its common stock upon conversion of the Company's Series 1998A convertible preferred stock of which 46,924 shares were transferred from treasury stock.

In the first six months of fiscal 1999, the Company issued 63,506 shares of common stock, as dividends on the Company's preferred stock.

In the first six months of fiscal 1999 and 1998, the Company transferred 5,037 and 5,582 shares, respectively, of treasury stock to outstanding shares pursuant to certain employee benefit plans.

In the first six months of fiscal 1999, the Company purchased $195,281 of plant and equipment under capital leases.

================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             APRIL 30, 1999 AND 1998


(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION AND BASIS OF PRESENTATION:

       The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form l0-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, l998 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

       The results of operations for the interim period ended April 30, 1999 are not necessarily indicative of the operating results for the full year.

       Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three and six months ended April 30, 1999 and an immaterial impact for the three and six months ended April 30, 1998. The net loss is substantially equal to the comprehensive loss for the periods.

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

       The assumed conversion of the convertible preferred stock in fiscal 1999 and the convertible note in fiscal 1998 into common shares and adding back the dividends and interest expense incurred during the three-month and six-month periods ended April 30, 1999 and 1998, was not included in the net income (loss) per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive.

       RECLASSIFICATIONS:

       Certain reclassifications have been made to the reported amounts in the 1998 financial statements to conform to the 1999 classifications.

(2) INVENTORY

       At April 30, l999, inventory consisted of raw materials of $.6 million, work-in-progress of $.9 million and finished products of $4.1 million.

(3) MONSANTO TRANSACTION

        In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. In connection therewith, the Company received approximately $4.8 million in cash payments during the first half of fiscal 1998 of which an aggregate of $2.5 million was earned and recorded as research contract revenue in the first six months of fiscal 1998 since the Company has no continuing obligations with respect to such amounts. Total research contract revenue from Monsanto was $.5 million and $4.2 million during the six months ended April 30, 1999 and 1998, respectively. The amended research contract ended January 1999.

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



(4) LOAN AGREEMENT, CONT.

        credit is for a minimum of two years (subject to termination on certain events of default), bears interest at prime plus 1.25% and is fully collateralized by the Company's assets, other than its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At April 30, 1999, the balance outstanding under the line was $1.8 million. Further, at April 30, 1999 a $.5 million letter of credit was outstanding under the line (see note 7 of notes to the consolidated financial statements.) The loan agreement contains certain financial covenants with which the Company is in compliance.

(5) SALE OF PHEROMONE PRODUCT LINE

       In April 1998, the Company sold substantially all of the assets (excluding trade accounts receivable) associated with the pheromone product line to Scentry Biologicals, Inc. ("Scentry") for total consideration of approximately $2.4 million. Scentry is a newly formed company, the principals of which are the former manager of the Company's pheromone production facility and a principal of one of the Company's distributors in Central and South America. Unaudited pro forma consolidated results of operations for the six-month period ended April 30, 1998, as if the product line was sold on November 1, 1996, exclusive of the $.5 million gain on the sale, are as follows:

                                                                Six Months Ended April 30, 1998
                                                               ($ in thousands except per share data)
                                                               --------------------------------------
                Total revenues                                                 $7,254
                Net loss                                                         (518)
                Basic and diluted net
                  loss per share                                                 (.06)
                                                                               =======

       The pro forma information is not necessarily indicative of the results that would have been obtained had the disposition of the pheromone product line actually occurred on the date indicated nor is it indicative of the Company's future consolidated results of operations.

(6) STOCKHOLDERS' EQUITY

       During the first six months of fiscal 1999, the Company issued 1,155,975 shares of its common stock in exchange for 19,500 shares of the Company's Series 1998-A 8% convertible preferred stock issued in June 1998. The Company also issued 63,506 shares of its common stock in payment of cumulative dividends at the time of conversion.

       In fiscal 1999 the vesting schedule on 100,000 shares of common stock granted to an officer in fiscal 1998 was accelerated, to become immediately vested. As a result, the remaining deferred compensation was recorded as expense during the second quarter of fiscal 1999.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                   (CONTINUED)

(6) STOCKHOLDERS' EQUITY, CONT.

       In April 1999 the Company's shareholders approved the 1999 stock option plan ("1999 Option Plan") under which 1,500,000 shares of common stock may be issued. The Option Plan permits the granting of both incentive stock options and nonstatutory stock options. The option price of the shares for incentive stock options may not be less than the fair market value of such stock at the grant date as determined under the 1999 Option Plan. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after grant date. Upon the approval of the 1999 Option Plan 825,000 options available for grant under the 1998 stock option plan were cancelled.

(7) COMMITMENTS AND CONTINGENCIES

       At April 30, 1999 the Company had outstanding a $.5 million letter of credit under the Company's line of credit as described in note 4 above.

(8) SUBSEQUENT EVENTS

       In May 1999, the Company sold 15,000 shares of Series 1999-A 7% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.4 million. The holder of the preferred stock was issued five-year warrants to purchase 120,000 shares of common stock at $3.98 per share. Dividends are payable semi-annually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.69 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of common stock underlying the warrants and the preferred stock and warrants. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 1999-A Preferred Stock the Company is required to recognize an assumed incremental yield of $.8 million, or ($.09) per share (calculated at the date of issuance based on the conversion formula in the agreement). Such amounts will be amortized as a preferred stock dividend over a seven month period beginning with the date of issuance. Unaudited pro forma consolidated balance sheet information as of April 30, 1999 as if the sale of preferred stock had taken place at April 30, 1999 is as follows:

                           Current assets                        $9,772
                           Non-current assets                     3,388
                           Current liabilities                    3,927
                           Long-term liabilities                  4,453
                           Stockholders' equity                   4,780

(8) SUBSEQUENT EVENTS, CONT.

       The pro forma information is not necessarily an indication of the Company's future consolidated financial position.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            THREE MONTHS AND SIX MONTHS ENDED APRIL 30, 1999 AND 1998


OVERVIEW

For the first six months of fiscal 1999, total revenues decreased 56% from $9.3 million in fiscal 1998 to $4.1 million in fiscal 1999. The decrease was due primarily to $3.6 million of lower research contract revenue in the first half of fiscal 1999. Research contract revenue was $.6 million in the first six months of fiscal 1999 compared to $4.2 million in the first half of fiscal 1998. The change was primarily the result of the expiration in January 1999 of the research and development agreement with Monsanto Company (Monsanto) that had contributed more than $10 million in research contract revenue to the Company over its three-year term. Product sales decreased $1.5 million or 30% from $5.1 million to $3.5 million for the six months ended April 30, 1998 and 1999, respectively. The first half of fiscal 1998 included approximately $2.0 million in net product sales of pheromone products, a product line that was sold in the second quarter of fiscal 1998. On a pro forma basis, assuming the pheromone product line had been sold at the beginning of fiscal 1998, continuing product sales increased 17% from $3.0 million to $3.5 million for the six months ended April 30, 1998 and 1999, respectively.

During the first six months of fiscal 1999, the Company realized a reduction in operating expenses of $1.0 million or 18% from $5.5 million in the year-ago period to $4.5 million in fiscal 1999. The operating loss was $3.1 million higher in fiscal 1999 due substantially to the lower research contract revenue in fiscal 1999. Pro forma operating loss, adjusted for the sale of the pheromone product line and exclusive of the non-recurring revenue from Monsanto, improved by $.1 million. The Company reported a net loss available to common shareholders of ($3.6) million or ($.41) per basic and diluted share in the first six months of fiscal 1999 compared to net income of $.2 million or $.03 per share in the comparable period in fiscal 1998. Weighted average shares were 8.8 million and
8.0 million in the first six months of fiscal 1999 and 1998, respectively.

SIX MONTHS ENDED APRIL 30, 1999 AND 1998

REVENUES

On a pro forma basis, assuming the sale of the pheromone product line had taken place at the beginning of the 1998 fiscal year, net product sales increased 17% during the six months ended April 30, 1999, principally due to volume increases. Sales of the Company's Bt product line, representing 87% of total sales, increased 18% due principally to an increase in sales of Lepinox WDG, a new Bt bioinsecticide for control of caterpillars in sweet corn, turf and other row crops and bollworm and budworm in cotton and non-agricultural markets. Biofungicide sales, representing 7% of total sales, increased 152% due to an increase in sales of AQ10 in the first six months of fiscal 1999.

Research contract revenues decreased $3.6 million in the current six-month period, due primarily to higher payments in fiscal 1998 from Monsanto under a research and development contract which expired in

January 1999. As a result of the expiration of the Monsanto research and development contract, it is anticipated that research contract revenue will be substantially lower in the second half of fiscal 1999 and beyond.


COSTS AND EXPENSES

Cost of continuing products sold increased 15% in the first six months of fiscal 1999 compared to the same period in fiscal 1998 due primarily to volume increases. Gross margins on continuing product sales increased to 21% in the first six months of fiscal 1999 compared to 19% in fiscal 1998. This increase in gross margins on product sales was due primarily to higher sales of biofungicide products.

Total operating expenses were $4.5 million in the first six months of fiscal 1999 compared to $5.5 million in 1998, a decrease of $1.0 million or 18%. Research and development costs decreased $.6 million or 29% due principally to lower personnel costs. The Company's commitment to provide research services to Monsanto has expired and the Company's technology continues to approach commercialization, therefore requiring less activity in basic research and process development. Research and development costs are expected to continue to decline in the second half of fiscal 1999 when compared to the second half of fiscal 1998. Selling, general and administrative expenses were $3.2 million in the first six months of fiscal 1999 compared to $3.6 million in 1998, representing a decrease of $.4 million or 12%. Selling and marketing costs decreased $.2 million or 11%. This decrease can be attributed to $.3 million of lower costs as a result of the sale of the pheromone product line partially offset by higher advertising costs resulting from higher continuing product sales. The Company expects higher selling and marketing expenses in the second half of 1999 due to recent staff increases and special promotional programs to support its distributors' efforts in introducing the Company's biopesticides. General and administrative expenses decreased 13% due to cost containment efforts implemented for fiscal 1999 including salaries and related costs and outside services. Pro forma operating expenses, assuming the sale of the pheromone product line had taken place at the beginning of fiscal 1998, decreased 11%.

OTHER INCOME (EXPENSE)

In April 1998, the Company sold its pheromone product line to a newly-formed company for aggregate net proceeds of $2.4 million and recognized a gain on sale of $.5 million which was recorded as other income (expense), net in the accompanying consolidated financial statements.

NET INCOME (LOSS)

Net loss available to common shareholders for the six months ended April 30, 1999 was ($3.6) million, compared to net income of $.2 million for the same period in 1998. Basic and diluted net loss per share for the six months ended April 30, 1999 was ($.41), compared to net income per share of $.03 on weighted average shares outstanding of 8.8 million and 8.0 million in the first six months of 1999 and 1998, respectively. Fiscal 1999 net loss available to common shareholders included preferred stock dividends of $175,000.

Pro forma net loss and net loss per share in fiscal 1998, adjusted for the sale of the pheromone product line, was ($.5) million and ($.06) per share, respectively.

THREE MONTHS ENDED APRIL 30, 1999 AND 1998

REVENUES

On a pro forma basis assuming the sale of the pheromone product line had taken place at the beginning of fiscal 1998, net product sales decreased $.5 million during the three months ended April 30, 1999 to $1.8 million compared with $2.3 million in the second quarter of 1998 principally due to volume. Sales of the Company's Bt product line, representing 79% of total sales, decreased $.5 million due to persistent cold weather in the Pacific Northwest and California which delayed crop maturity and insect populations. Biofungicide sales, representing 9% of total sales, increased $.1 million.

Research contract revenues decreased $.9 million in the current three-month period, due to the expiration of the research and development contract with Monsanto in January 1999.

COSTS AND EXPENSES

Cost of continuing products sold decreased 29% in the second quarter of fiscal 1999 compared to fiscal 1998 due in part to the decrease in product sales. Aggregate gross margins on continuing product sales increased due to the fact that gross margins as a percentage of continuing product sales increased to 32% in the second quarter of fiscal 1999 compared to 24% in the second quarter of fiscal 1998. This increase was due primarily to higher sales during the second quarter of fiscal 1999 of the Company's biofungicide products, which are high margin products.

Total operating expenses were $2.3 million in the second quarter of fiscal 1999 compared to $2.9 million in fiscal 1998, a decrease of 21%. Research and development costs decreased $.3 million or 32%. Selling, general and administrative expenses were $1.6 million in the second quarter of fiscal 1999 compared to $1.9 million in fiscal 1998, representing a decrease of $.3 million or 15%. Selling and marketing decreased 20% and general and administrative expenses decreased 8%. On a pro forma basis, adjusting for the sale of the pheromone product line, operating expenses decreased 13% in the second quarter of fiscal 1999.

OTHER INCOME (EXPENSE)

Net interest expense was $.1 million during the three months ended April 30, 1999 and 1998.

NET INCOME (LOSS)

Net loss for the three months ended April 30, 1999 was ($1.8) million, compared to a net loss of ($.5) million for the same period in fiscal 1998 due principally to the $.9 million decline in research contract revenue and the $.5 million gain on the sale of the pheromone product line. Basic and diluted net loss per share for the three months ended April 30, 1999 was ($.20), compared to net loss per share of ($.06) on weighted average shares outstanding of 9.1 million and 8.0 million in the second quarter of fiscal 1999 and 1998, respectively. The fiscal 1999 period included preferred stock dividends of $73,000.

Pro forma net income and net income per share adjusted for the sale of the pheromone product line in fiscal 1998 for the three months ended April 30, 1998 were $1.2 million and $.14, respectively.

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

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, cash and liquid investments decreased $2.8 million from October 31, 1998 and borrowing under the Company's line of credit increased $.7 million. The $3.5 million in cash was used to fund operations. In August 1998, the Company obtained a secured working capital line of credit for up to $5.0 million from a financial institution, of which $1.8 million was outstanding at April 30, 1999. Also outstanding under the line of credit was a $.5 million letter of credit.

Subsequent to April 30, 1999, the Company raised net proceeds of $1.4 million pursuant to a private placement of convertible preferred stock to an institutional investor, of which $.6 million was used to pay down the amount outstanding under the working capital line of credit. In accordance with the terms of the preferred stock, the Company will be required to recognize a non-cash, assumed incremental yield of approximately $.8 million, calculated at the date of issuance based on 95% of the average conversion feature, as defined in the agreement. This amount will be amortized over a seven-month period. The impact of the assumed incremental yield from the convertible preferred stock is expected to increase the net loss per common share by approximately $.09 during the second half of fiscal 1999.

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

YEAR 2000

The Company may be impacted by the inability of computer software and other business systems to properly identify the Year 2000 due to programming conventions. The Company has undertaken initiatives to ensure that its systems are Year 2000 compliant. The Company has completed its Year 2000 assessment of internal hardware and software including testing such systems and believes that it is Year 2000 compliant. The cost of Year 2000 modifications has not been significant. The Company has contacted major customers and vendors to assess their status as to Year 2000 compliance. Although this process has been completed, there is no assurance that service interruptions will not occur from vendors, suppliers or service providers, including financial institutions or governments which could have a material adverse effect on consolidated results of operations, financial conditions, and cash flows. Although a formal contingency plan has not been developed, the Company believes that alternative suppliers exist if service from our current suppliers is interrupted.

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts receivable decreased $.4 million when compared to October 31, 1998, the end of the Company's fiscal year, due to seasonality of the Company's business. Inventory increased $1.3 million at April 30, 1999 when compared to October 31, 1998 as the Company built inventory for the agricultural growing season in North America. Accounts payable and accrued expenses increased $.9 million due principally to the timing of payments to vendors. Deferred contract revenue decreased $.5 million at April 30, 1999 when compared to October 31, 1998 due to the expiration of the Monsanto research and development agreement in the first quarter of fiscal 1999.

FORWARD LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

Item 2(c):        Changes in Securities

                  In May 1999, the Company sold 15,000 shares of Series 1999-A 7% Convertible Preferred Stock, stated value $100 per share, to an institutional investor for net proceeds of $1.4 million for working capital and other corporate purposes. The holder of the preferred stock was issued five-year warrants to purchase 120,000 shares of common stock at $3.98 per share. Dividends on the preferred stock are payable semi-annually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.69 per share or 95% of an average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of common stock underlying the warrants and the preferred stock and warrants. The placement agent for the transaction was Jesup & Lamont Securities Corporation which earned fees and expenses of $101,000 plus 20,000 shares of Company common stock as a result of the transaction. The securities were issued by the Company in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D under the Securities Act of 1933, as amended.


Item 6(a)                  Exhibits

Exhibit No.                Description
-----------                -----------
3.1                        Restated Certificate of Incorporation of Ecogen Inc.
                           (Form 10-Q for fiscal quarter ended January 31,
                           1996)*

3.8                        By-laws of Ecogen Inc., as amended (Form S-1
                           Registration Statement filed on May 1, 1991)*

3.10 Corrected Certificate of Designations, Preferences and Rights of Series 1999-A Convertible Preferred
                           Stock

10.144                     Ecogen Inc. 1999 Stock Option Plan

10.145                     Amended and Restated Stock Award Agreement between
                           Ecogen Inc. and James P. Reilly, Jr. dated as of
                           April 9, 1999

10.146                     Warrant Agreement between Ecogen Inc. and KA
                           Investments LDC dated May 12, 1999

10.147 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and KA Investments LDC dated May
                           12, 1999

10.148                     Registration Rights Agreement between Ecogen Inc. and
                           KA Investments LDC dated May 12, 1999

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


Date:    June 10, 1999


                                ECOGEN INC.



                                By:  /s/ JAMES P. REILLY, JR.
                                     ------------------------------------------
                                     James P. Reilly, Jr.
                                     Chairman and Chief Executive
                                     Officer



                                By:  /s/ MARY E. PAETZOLD
                                     ------------------------------------------
                                     Mary E. Paetzold
                                     Vice President and Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT NO.   DESCRIPTION

 3.10 Corrected Certificate of Designations, Preferences and Rights of Series 1999-A Convertible Preferred Stock

10.144        Ecogen Inc. 1999 Stock Option Plan

10.145 Amended and Restated Stock Award Agreement between Ecogen Inc. and James P. Reilly, Jr. dated as of April 9, 1999

10.146 Warrant Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999

10.147 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999

10.148 Registration Rights Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999

27            Financial Data Schedule