Form 10-Q
period 1999-07-31
ECOGEN INC
filed 1999-09-14
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended July 31, 1999

                          Commission File Number 1-9579


                                   Ecogen Inc.
             (Exact name of registrant as specified in its charter)



          Delaware                                              22-2487948
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


2000 W. Cabot Boulevard, #170, Langhorne, Pennsylvania          19047-1811
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
                                              ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

            Class                               Outstanding at September 1, l999

Common Stock, $.01 par value                                9,977,526

                                   ECOGEN INC.


                                      INDEX


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

    Unaudited Consolidated Condensed Balance Sheets as of
        July 31, l999 and October 31, 1998....................................1

    Unaudited Consolidated Condensed Statements of Operations for the
        three months and nine months ended July 31, 1999
        and 1998 .............................................................2

    Unaudited Consolidated Condensed Statement of Stockholders'
        Equity for the nine months ended July 31, 1999........................3

    Unaudited Consolidated Condensed Statements of Cash Flows
        for the nine months ended July 31, 1999 and 1998......................4

    Notes to Unaudited Consolidated Condensed Financial
        Statements............................................................6

  Item 2 - Management's Discussion and Analysis of Results
            of Operations and Financial Condition............................11


PART II - OTHER INFORMATION

  Item 6(a) - Exhibits.......................................................16

  Item 6(b) - Reports on Form 8-K............................................16

PART I - FINANCIAL INFORMATION

                          ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS


ASSETS                                              JULY 31,        OCTOBER 31,
                                                      1999             1998
                                                 -------------    -------------
Current  assets:
   Cash and cash  equivalents                    $   1,185,701    $   2,009,437
   Temporary investments                                  --            813,150
   Trade receivables, net                            2,938,480        3,338,897
   Inventory, net                                    5,648,010        4,298,374
   Prepaid expenses and other current assets           521,379          624,072
                                                 -------------    -------------
      Total  current  assets                        10,293,570       11,083,930

Plant and equipment, net                             2,602,695        2,771,255
Other assets, net                                      763,092          821,316
                                                 -------------    -------------
                                                 $  13,659,357    $  14,676,501
                                                 =============    =============

Liabilities and Stockholders' Equity

Current liabilities:
   Line of credit due within one year                1,409,478           26,019
   Accounts  payable  and  accrued  expenses         3,696,413        3,076,300
   Deferred contract revenue                              --            485,853
                                                 -------------    -------------
        Total  current  liabilities                  5,105,891        3,588,172

Long-term debt                                       1,567,436        1,327,875
Long-term deferred revenue                           1,388,009        1,301,333
Minority interest in subsidiary                      1,533,854        1,533,854
                                                 -------------    -------------
         Total liabilities                           9,595,190        7,751,234
                                                 -------------    -------------
Stockholders'  equity:
   Preferred stock:
       Series 1999 A                                       150             --
       Series 1998 A                                      --                195
       Series 1998 C                                       324              324
   Common  stock                                        99,775           82,426
   Additional  paid-in  capital                    124,529,960      122,162,964
   Accumulated  deficit                           (120,566,042)    (114,665,164)
   Other                                                  --           (655,478)
                                                 -------------    -------------
        Total  stockholders'  equity                 4,064,167        6,925,072
                                                 -------------    -------------
                                                 $  13,659,357    $  14,676,501
                                                 =============    =============


           See Accompanying Notes To Unaudited Consolidated Condensed
                              Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               JULY 31,                       JULY 31,
                                                         1999            1998            1999            1998
                                                    ------------    ------------    ------------    ------------
Revenues:

  Product  sales,  net                              $  2,118,111    $  1,617,813    $  5,640,613    $  6,673,566
  Contract research revenue                               30,000         506,471         626,277       4,748,059
                                                    ------------    ------------    ------------    ------------
     Total revenues                                    2,148,111       2,124,284       6,266,890      11,421,625
                                                    ------------    ------------    ------------    ------------

Costs and expenses:

  Cost of products sold                                1,756,213       1,558,979       4,549,621       5,416,981
  Research and development:
    Funded by third parties                               22,429         196,018         295,007         544,860
    Self funded                                          621,655         637,471       1,686,498       2,176,496
  Selling, general and administrative                  1,869,690       1,642,890       5,056,915       5,250,949
                                                    ------------    ------------    ------------    ------------
     Total  costs and expenses                         4,269,987       4,035,358      11,588,041      13,389,286
                                                    ------------    ------------    ------------    ------------
Operating loss                                        (2,121,876)     (1,911,074)     (5,321,151)     (1,967,661)

Other income (expense):
  Interest expense, net                                 (124,010)        (18,467)       (369,358)       (290,377)
  Other income                                            36,141          84,723          52,387         649,454
                                                    ------------    ------------    ------------    ------------
      Total other income (expense), net                  (87,869)         66,256        (316,971)        359,077
                                                    ------------    ------------    ------------    ------------

Net loss                                              (2,209,745)     (1,844,818)     (5,638,122)     (1,608,584)

Dividends on preferred stock including assumed
  incremental yield of $403,337 for the three and
  nine-month period ended July 31, 1999                  491,053            --           666,094            --
                                                    ------------    ------------    ------------    ------------

Net loss allocable to common stockholders           $ (2,700,798)   $ (1,844,818)   $ (6,304,216)   $ (1,608,584)
                                                    ============    ============    ============    ============

Basic and diluted net loss  per  common  share      $      (0.29)   $      (0.23)   $      (0.70)   $      (0.20)
                                                    ============    ============    ============    ============

Basic and diluted weighted average number of
   common shares outstanding                           9,473,000       8,054,000       9,001,000       8,041,000
                                                    ============    ============    ============    ============

           See Accompanying Notes To Unaudited Consolidated Condensed
                             Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        NINE MONTHS ENDED JULY 31, 1999


                                             Convertible              Additional                          Other
                                              Preferred    Common       Paid-in       Accumulated     Stockholders'
                                                Stock       Stock       Capital         Deficit           Equity         Total
                                             ----------   --------   ------------    -------------    ------------    -----------
Balance November 1, 1998                     $      519   $ 82,426   $122,162,964    $(114,665,164)   $   (655,478)   $ 6,925,267

Private placement of 500,000 shares of
  common stock, net of issuance costs              --        5,000      1,530,208             --              --        1,535,208

Private placement of 15,000 shares of
  convertible preferred stock, net of
  issuance costs (including 20,000 shares
  of common stock paid as a placement fee)          150        200      1,356,650             --              --        1,357,000

Issuance of 1,738 shares of common stock
  and transfer of 5,037 shares of treasury
  stock for employee benefits                      --           17        (52,527)            --            65,783         13,273

Dividends on preferred stock                       --          635        108,662         (262,756)           --         (153,459)

Conversion of 19,500 shares of Series A
  convertible preferred stock to 1,155,975
  shares of common stock                           (195)    11,408       (600,908)            --           589,695           --

Issuance of 8,887 shares of common stock
  in connection with consulting agreement          --           89         24,911             --              --           25,000

Net loss                                           --         --             --         (5,638,122)           --       (5,638,122)
                                             ----------   --------   ------------    -------------    ------------    -----------
Balance July 31, 1999                        $      474   $ 99,775   $124,529,960    $(120,566,042)   $       --      $ 4,064,167
                                             ==========   ========   ============    =============    ============    ===========


           See Accompanying Notes To Unaudited Consolidated Condensed
                              Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Nine months ended
                                                                                            July 31,
                                                                                       1999           1998
                                                                                   -----------    -----------
Cash  flows  from  operating  activities:
   Net  loss                                                                       $(5,638,122)   $(1,608,584)
   Adjustments  to  reconcile  net  loss  to  net
      cash provided  by ( used  in ) operating  activities:
         Gain on sale of assets                                                           --         (562,268)
         Depreciation  and  amortization  expense                                      524,026        580,245
         Noncash interest and compensation expense                                     250,846        286,573
         Other                                                                          76,015         (2,740)
    Changes  in  assets  and  liabilities, net of effects of disposition in 1998      (981,807)       (71,723)

                                                                                   -----------    -----------
Net  cash used in operating  activities                                             (5,769,042)    (1,378,497)
                                                                                   -----------    -----------

Cash  flows  from  investing  activities:
   Proceeds from maturity of temporary investments                                     813,150           --
   Purchase  of  plant and  equipment                                                  (50,656)       (64,461)
   Net proceeds from sale of pheromone product line                                       --        1,659,410
   Purchase of temporary investment                                                       --         (799,424)

                                                                                   -----------    -----------
Net  cash provided by  investing  activities                                           762,494        795,525
                                                                                   -----------    -----------

Cash  flows  from  financing  activities:
   Proceeds from sale of equity securities, net of issuance costs                    2,892,208      1,822,300

   Proceeds from line of credit, net                                                 1,583,459           --
   Net proceeds from issuance of common shares under stock option plan                   4,449         10,565
   Repayment of capital lease obligation                                              (297,304)      (436,562)

                                                                                   -----------    -----------
Net cash provided by financing activities                                            4,182,812      1,396,303
                                                                                   -----------    -----------

Net (decrease) increase  in  cash  and  cash  equivalents                             (823,736)       813,331

Cash  and  cash  equivalents,  beginning  of  period                                 2,009,437      2,373,945

                                                                                   -----------    -----------
Cash  and  cash  equivalents,  end  of  period                                     $ 1,185,701    $ 3,187,276
                                                                                   ===========    ===========

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                                                                                    Nine months ended
                                                                                        July 31,
                                                                                   1999           1998
                                                                               -----------    -----------
Changes  in  assets  and  liabilities, net of effects of disposition:
    Decrease (increase) in  trade receivables                                  $   400,417    $   (20,715)
    (Increase) decrease in  inventory                                           (1,349,636)        22,892
    Decrease (increase) in  prepaid  expenses  and
       other  current  assets                                                      102,692       (426,940)
    (Increase) decrease in  other  assets                                          (11,441)       289,416
    Increase (decrease) in  accounts  payable
       and  accrued  expenses                                                      362,014       (218,316)
    (Decrease) increase in  deferred  contract  revenue                           (485,853)        13,951
    Decrease in other long-term liabilities                                           --          267,989



                                                                               -----------    -----------
       Changes  in  assets  and  liabilities,  net of effects of disposition   $  (981,807)   $   (71,723)
                                                                               ===========    ===========
                                                                               -----------    -----------
Interest paid                                                                  $   144,422    $   105,633
                                                                               ===========    ===========

Noncash investing and financing activities:

   In the first nine months of fiscal 1999, the Company issued 1,155,975 shares of its common stock upon conversion of the Company's Series 1998-A convertible preferred stock of which 46,924 shares were transferred from treasury stock.

   In the first nine months of fiscal 1999, the Company issued 63,506 shares of common stock, as dividends on the Company's Series 1998-A convertible preferred stock.

   In the first nine months of fiscal 1999, the Company transferred 5,037 shares of treasury stock to outstanding shares and issued 1,738 shares of common stock pursuant to certain employee benefit plans.

   In the first nine months of fiscal 1998, the Company transferred 5,582 shares of treasury stock to outstanding shares pursuant to certain employee benefit plans.

   In the first nine months of fiscal 1999, the Company purchased $304,810 of plant and equipment under capital leases.


           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                             JULY 31, 1999 AND 1998


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

       The results of operations for the interim periods ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

       Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), Reporting Comprehensive Income. SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's results of operations for the three and nine months ended July 31, 1999 and an immaterial impact for the three and nine months ended July 31, 1998. The net loss is substantially equal to the comprehensive loss for the periods.

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


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(1)    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
       CONT.

       NET LOSS PER COMMON SHARE:

       Basic net loss per share is based on net loss allocable to common stockholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is based on net loss allocable to common stockholders for the relevant period divided by common shares outstanding and other potential common shares if they are dilutive.

       The assumed conversion of the convertible preferred stock in fiscal 1999 and the convertible note in fiscal 1998 into common shares and adding back the dividends and interest expense incurred during the three-month and nine-month periods ended July 31, 1999 and 1998, was not included in the net loss per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive.

       RECLASSIFICATIONS:

       Certain reclassifications have been made to the reported amounts in the 1998 financial statements to conform to the 1999 classifications.

(2)    INVENTORY

       At July 31, l999, inventory consisted of raw materials of $.6 million, work-in-progress of $.7 million and finished products of $4.3 million.

(3)    MONSANTO TRANSACTION

       In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. In connection therewith, the Company received approximately $4.8 million in cash payments during the first nine months of fiscal 1998; of which an aggregate of $3.0 million was earned and recorded as research contract revenue during the first nine months of fiscal 1998, since the Company had no continuing obligations with respect to such amounts. Total research contract revenue from Monsanto was $.5 million and $4.7 million during the nine months ended July 31, 1999 and 1998, respectively. The amended research contract ended in January 1999.


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(4)    LOAN AGREEMENT

       In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit is for a minimum of two years (subject to termination on certain events of default), bears interest at prime plus 1.25% and is fully collateralized by the Company's assets, other than its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At July 31, 1999, the balance outstanding under the line was $2.7 million. Further, at July 31, 1999 a $.5 million letter of credit was outstanding under the line (see note 7 of notes to the consolidated financial statements.) The loan agreement contains certain financial covenants, with which the Company is in compliance as of July 31, 1999.

(5)    SALE OF PHEROMONE PRODUCT LINE

       In April 1998, the Company sold substantially all of the assets (excluding trade accounts receivable) associated with the pheromone product line to Scentry Biologicals, Inc. ("Scentry") for total consideration of approximately $2.4 million. The consideration included cash of $1.7 million and the assumption of $.7 million of liabilities. The Company recognized a gain of $.5 million on the sale which is included in license and other income in the accompanying consolidated statements of operations. As part of the transaction, the Company entered into a distribution agreement with Scentry for three pheromone products, BeeScent(R) Attractant, NoMate(R) LRX MEC and NoMate BHF MEC in the United States through December 2000. Scentry is a newly formed company, the principals of which are the former manager of the Company's pheromone production facility and a principal of one of the Company's distributors in Central and South America. Unaudited pro forma consolidated results of operations as if the product line was sold on November 1, 1997, are as follows, excluding the non-recurring gain on the sale of $.5 million:

                                                            Nine Months Ended July 31, 1998
                                                         $(in thousands except per share data)
Total revenues                                                          $ 9,376
Net loss allocable to common
  stockholders                                                           (2,375)
Basic and diluted net
  loss per share                                                           (.30)
                                                                        =======

       The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the disposition of the pheromone product line actually occurred on the date indicated nor is it necessarily indicative of the Company's future consolidated results of operations.


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(6)    STOCKHOLDERS' EQUITY

       During the first nine months of fiscal 1999, the Company issued 1,155,975 shares of its common stock in exchange for 19,500 shares of the Company's Series 1998-A 8% convertible preferred stock issued in June 1998. The Company also issued 63,506 shares of its common stock in payment of cumulative dividends at the time of conversion.

       In fiscal 1999 the vesting schedule on 100,000 shares of common stock granted to an officer in fiscal 1998 was accelerated, to become immediately vested. As a result, the remaining deferred compensation was recorded as expense during the second quarter of fiscal 1999.

       In April 1999 the Company's stockholders approved the 1999 stock option plan ("1999 Option Plan") under which 1,500,000 shares of common stock may be issued. The Option Plan permits the granting of both incentive stock options and non-statutory stock options. The option price of the shares for incentive stock options may not be less than the fair market value of such stock at the grant date as determined under the 1999 Option Plan. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after grant date. Upon the approval of the 1999 Option Plan, 825,000 options available for grant under the 1998 stock option plan were cancelled. During fiscal 1999, the Board of Directors, under the 1999 Option Plan, approved the granting to employees of stock options to acquire 860,000 shares of the Company's common stock at $2.50 per share, the market value on the day of the grant. The Board of Directors also approved the granting of stock options to acquire 100,000 shares of the Company's stock at $2.50 per share, the market value on the day of the grant, to a consultant to the Company. The resulting compensation expense will be recorded ratably over the three-year vesting period.

       In May 1999, the Company sold 15,000 shares of Series 1999-A 7% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.4 million. The holder of the preferred stock was issued five-year warrants to purchase 120,000 shares of common stock at $3.98 per share. Dividends are payable semi-annually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.69 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of.


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(6)    STOCKHOLDERS' EQUITY, CONT.

       common stock underlying the warrants and the convertible preferred stock Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 1999-A Preferred Stock the Company is required to recognize an assumed incremental yield of $.8 million, of which $.4 million was recognized in the third quarter of fiscal 1999 (calculated at the date of issuance based on the conversion formula in the agreement). Such amounts are being amortized as preferred stock dividends over a seven-month period beginning with the date of issuance.

       In July 1999, the Company sold 500,000 shares of common stock to an institutional investor in a private placement for $3.09 per share for net proceeds of $1.5 million.

(7)    COMMITMENTS AND CONTINGENCIES

       At July 31, 1999, the Company had outstanding a $.5 million letter of credit, to secure a contract manufacturing agreement, under the Company's line of credit as described in note 4 above.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            THREE MONTHS AND NINE MONTHS ENDED JULY 31, 1999 AND 1998


OVERVIEW

For the first nine months of fiscal 1999, total revenues decreased 45% from $11.4 million in fiscal 1998 to $6.3 million in fiscal 1999. Contract research revenue decreased $4.1 million to $.6 million in the first nine months of fiscal 1999 compared to $4.7 million in the first nine months of fiscal 1998. The decrease was primarily the result of the expiration in January 1999 of the research and development agreement with Monsanto Company (Monsanto) that had contributed more than $10 million in research contract revenue to the Company over its three-year term. Product sales decreased $1.0 million or 15% from $6.7 million to $5.6 million for the nine months ended July 31, 1998 and 1999, respectively. The first nine months of fiscal 1998 included approximately $2.0 million in net product sales of pheromone products, a product line that was sold in the second quarter of fiscal 1998. On a pro forma basis, assuming the pheromone product line had been sold at the beginning of fiscal 1998, continuing product sales increased 22% from $4.6 million to $5.6 million for the nine months ended July 31, 1998 and 1999, respectively.

During the first nine months of fiscal 1999, the Company realized a reduction in operating expenses of $.9 million or 12% from $8.0 million in the year-ago period to $7.0 million in fiscal 1999. Operating loss was $3.4 million higher in fiscal 1999 due substantially to the lower contract research revenue in fiscal 1999. The Company reported a net loss allocable to common stockholders of $(6.3) million or $(0.70) per basic and diluted share in the first nine months of fiscal 1999 compared to a net loss allocable to common stockholders of $(1.6) million or $(0.20) per share in the comparable period in fiscal 1998. Weighted average shares outstanding were 9.0 million and 8.0 million in the first nine months of fiscal 1999 and 1998, respectively.

NINE MONTHS ENDED JULY 31, 1999 AND 1998

REVENUES

On a pro forma basis, assuming the sale of the pheromone product line had taken place at the beginning of the 1998 fiscal year, net product sales increased 22% during the nine months ended July 31, 1999, principally due to volume increases. Sales of the Company's Bt product line, representing 90% of total sales, increased 30% due principally to an increase in sales of Lepinox WDG, a new Bt bioinsecticide for control of caterpillars in sweet corn, turf and other row crops and bollworm and budworm in cotton and non-agricultural markets. Biofungicide sales, representing 5% of total sales, decreased 34% due to a decrease in volume of sales of AQ10 in the first nine months of fiscal 1999. Newly introduced soil amendments represented 4% of total sales in the first nine months of fiscal 1999.

Contract research revenues decreased $4.1 million in the current nine-month period, due primarily to higher payments in fiscal 1998 from Monsanto under a research and development contract which expired in January 1999. As a result of the expiration of the Monsanto research and development contract, it is anticipated that research contract revenue will be substantially lower in fiscal 2000.

COSTS AND EXPENSES

Cost of continuing products sold increased 14% in the first nine months of fiscal 1999 compared to the same period in fiscal 1998 due primarily to increased sales. Gross margins on continuing product sales increased to 19% in the first nine months of fiscal 1999 compared to 14% in fiscal 1998. This increase in gross margins on product sales was due to improved margins on the Company's Bt product line.

Total operating expenses were $7.0 million in the first nine months of fiscal 1999 compared to $8.0 million in 1998, a decrease of $.9 million or 12%. Research and development costs decreased $.7 million or 27% due principally to lower personnel costs. The Company's commitment to provide research services to Monsanto has expired and the Company's technology continues to approach commercialization, therefore requiring less activity in basic research and process development. Research and development costs are expected to continue to decline for the remainder of fiscal 1999 when compared to the same period of fiscal 1998. Selling, general and administrative expenses were $5.1 million in the first nine months of fiscal 1999 compared to $5.3 million in 1998, representing a decrease of $.2 million or 4%. Selling and marketing costs were consistent from fiscal 1998 to fiscal 1999. A decrease of $.3 million as a result of the sale of the pheromone product line was offset by higher advertising costs resulting from higher continuing product sales. The Company expects higher selling and marketing expenses during the remainder of fiscal 1999 due to staff increases and special promotional programs to support its distributors' efforts in introducing the Company's biopesticides. General and administrative expenses decreased 10% due to cost containment efforts implemented for fiscal 1999 including salaries and related costs and outside services. Pro forma operating expenses, assuming the sale of the pheromone product line had taken place at the beginning of fiscal 1998, decreased 7% for the nine months ended July 31, 1999.

OTHER INCOME (EXPENSE)

In April 1998, the Company sold its pheromone product line to a newly-formed company for aggregate net proceeds of $2.4 million and recognized a gain on sale of $.5 million which was recorded as other income (expense), net in the accompanying consolidated financial statements during the second quarter of fiscal 1998.

NET LOSS

Net loss allocable to common stockholders for the nine months ended July 31, 1999 was $(6.3) million, compared to a net loss of $(1.6) million for the same period in fiscal 1998. Basic and diluted net loss per share for the nine months ended July 31, 1999 was $(.70), compared to a net loss per share of $(.20) on weighted average shares outstanding of 9.0 million and 8.0 million in the first nine months of 1999 and 1998, respectively. Fiscal 1999 net loss allocable to common stockholders included preferred stock dividends of $263,000 and an assumed incremental yield of $403,000.

Pro forma net loss and net loss per share in fiscal 1998, adjusted for the sale of the pheromone product line, was $(2.4) million and $(.30) per share, respectively.

THREE MONTHS ENDED JULY 31, 1999 AND 1998

REVENUES

Net product sales increased 31% during the three months ended July 31, 1999 to $2.1 million compared with $1.6 million in the third quarter of 1998 principally due to increased volume. Sales of the Company's Bt product line, representing 94% of total sales, increased $.7 million due principally to an increase in sales of Lepinox which was newly introduced in the fourth quarter of fiscal 1998. Biofungicide sales, representing 1% of total sales, decreased $.3 million due to lower sales of AQ10. Newly introduced soil amendments represented 4% of total sales in the third quarter of fiscal 1999.

Contract research revenues decreased $.5 million in the three-month period ended July 31, 1999, due to the expiration of the research and development contract with Monsanto in January 1999.

COSTS AND EXPENSES

Cost of products sold increased 13% in the third quarter of fiscal 1999 compared to fiscal 1998 due to the increase in product sales. Gross margins on product sales increased to 17% in the third quarter of fiscal 1999 compared to 4% in the same period in fiscal 1998. This increase was due to higher unit volume, which increased overhead absorption, and improved margins on the Company's Bt product line.

Total operating expenses were $2.5 million in the third quarter of fiscal 1999 and fiscal 1998. Research and development costs decreased $.2 million or 23% as a result of lower personnel and related costs. Selling and marketing expenses increased 30%, principally as a result of recent staff increases and special promotional programs. General and administrative expenses decreased 4% due to personnel reductions and lower outside services.

OTHER INCOME (EXPENSE)

Net interest expense was $.1 million during the three months ended July 31, 1999 compared to $18 thousand in the third quarter of fiscal 1998 due primarily to an increase in long-term debt.

NET LOSS

Net loss allocable to common stockholders for the three months ended July 31, 1999 was $(2.7) million, compared to a net loss of $(1.8) million for the same period in fiscal 1998. Basic and diluted net loss per share for the three months ended July 31, 1999 was $(.29), compared to net loss per share of $(.23) on weighted average shares outstanding of 9.5 million and 8.1 million in the third quarter of fiscal 1999 and 1998, respectively. The fiscal 1999 period included preferred stock dividends of $88,000 and an assumed incremental yield of $403,000.

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

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, cash and liquid investments decreased $1.6 million from October 31, 1998 and net borrowing under long-term debt facilities increased $1.3 million. Further, $2.9 million was raised in net proceeds from the sale of equity securities in fiscal 1999. The $5.8 million in cash was used to fund operations.

In August 1998, the Company obtained a secured working capital line of credit for up to $5.0 million from a financial institution, of which $2.7 million is outstanding at July 31, 1999. Also outstanding under the line of credit was a $.5 million letter of credit. In May 1999, the Company raised net proceeds of $1.4 million pursuant to a private placement of convertible preferred stock to an institutional investor, of which $.6 million was used to pay down amounts outstanding under the working capital line of credit. In accordance with the terms of the preferred stock, the Company is required to recognize a non-cash, assumed incremental yield of approximately $.8 million, of which $.4 million was recognized in the third quarter of fiscal 1999, calculated at the date of issuance based on 95% of the average conversion feature, as defined in the agreement. In July 1999 the Company raised net proceeds of $1.5 million pursuant to a private placement of common stock.

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

ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts receivable decreased $.4 million when compared to October 31, 1998, the end of the Company's fiscal year, due to timing of collection of receivables. Inventory increased $1.3 million at July 31, 1999 when compared to October 31, 1998 as the Company built inventory for the agricultural growing season in North America. Accounts payable and accrued expenses increased $.6 million due principally to the timing of payments to vendors. Deferred contract revenue decreased $.5 million at July 31, 1999 when compared to October 31, 1998 due to the expiration of the Monsanto research and development agreement in the first quarter of fiscal 1999.

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

3.5 Corrected Certificate of Designation, preferences and Rights of Series 1999-A Convertible Preferred Stock (Form 10-Q for fiscal quarter ended April 30, 1999)*

27            Financial Data Schedule



Item 6(b)     Reports on Form 8-K

Rider 1 A Current Report on Form 8-K was filed on August 11, 1999, with respect to the sale of 500,000 shares of its Common Stock to an accredited investor at purchase price of $3.09 per share.


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this report.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:    September 14, 1999


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