Form 10-K
period 1999-10-31
ECOGEN INC
filed 2000-02-15
CIK 814050

   As filed with the Securities and Exchange Commission on February 15, 2000.

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

       For the Transition period from          to
                                      --------     ----------

                          COMMISSION FILE NUMBER 1-9579

                                   ECOGEN INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       22-2487948
    -------------------------------                    -------------------
    (State or other Jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

     2000 W. CABOT BOULEVARD, #170
         LANGHORNE, PENNSYLVANIA                             19047-1811
 ----------------------------------------                    ----------
 (Address of Principal Executive Offices)                    (Zip Code)

 Registrant's telephone number, including area code:       (215) 757-1590
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

                              [X]  YES        [ ]  NO

         THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT IS $15,594,428 AS OF JANUARY 31, 2000. (A)



                                   10,509,263
      ---------------------------------------------------------------------
      (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 31, 2000)

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

         Definitive Proxy Statement with respect to the Annual Meeting of Stockholders scheduled to be held on April 6, 2000 to be filed by Ecogen Inc. with the Commission (hereinafter the "Proxy Statement") is incorporated by reference into Part III of this Form 10-K.

(A) Excludes 3,578,406 shares of common stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the common stock outstanding as of January 31, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I


ITEM 1.  BUSINESS

INTRODUCTION

                  Ecogen Inc. ("Ecogen" or the "Company"), a Delaware corporation incorporated in 1983, is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Ecogen's product revenues are generated substantially by sales of biological insecticides derived from the bacterial microorganism Bacillus thuringiensis ("Bt") and biological fungicide products for the control of powdery mildew and post-harvest rot disease. The Company also distributes products for others including soil amendments. In addition, Ecogen is developing for introduction into certain niche markets insecticidal nematode-based products for the control of insect pests. Ecogen was the first company to sell genetically enhanced biological pesticide products which are registered with the United States Environmental Protection Agency (the "U.S. EPA") for commercial sale. In addition, Ecogen is the only company to have received U.S. EPA approvals to sell Bt insecticides incorporating a recombinant Bt strain. The Company's fiscal year begins on November 1 and ends on October
31. Unless the context otherwise requires, all references in this document to a particular year shall mean the Company's fiscal year.

                  In February 2000, the Company completed its acquisition of certain assets of the sprayable Bt biopesticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLC. The transaction included the purchase of Mycogen's Bt bioinsecticides, trademarks, product inventories and a license to certain proprietary genes and strains for use in sprayable bioinsecticides. The Company issued 1.4 million shares of common stock valued at $3.0 million upon the closing of the transaction. Prior to the closing, the Company acquired approximately $.4 million of Mycogen's inventory of sprayable Bt products under a distribution agreement beginning January 1, 2000, pending the signing of final agreements. Principal products acquired include: MVP for control of lepidopteran pests in vines and vegetables, MVPII for control of lepidopteran pests in trees, nuts, vines and row crops and Mattch for control of lepidopteran pests in vegetables. (See Management's Discussion and Analysis and note 18 of notes to the accompanying consolidated financial statements.)

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

                  In January 1996, Ecogen and Monsanto Company ("Monsanto") undertook a joint research and development program for the purpose of identifying, enhancing and testing Bt technology for use by Monsanto in transgenic plants. This joint Research and Development Program, which ended in January 1999, has resulted in a number of new Bt genes that are now being considered by Monsanto for incorporation into Monsanto's future transgenic plant products. Monsanto has utilized Ecogen's Cry3Bb Bt toxin gene as the active ingredient for corn rootworm control in Monsanto's Bt corn that was filed for registration with the U.S. EPA in 1999. Ecogen will receive commercialization success fees from Monsanto for any revenue received by Monsanto from products incorporating technology developed under this program.

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

                  A fungal hyperparasite, Ampelomyces quisqualis, has been identified that infects most, if not all, types of powdery mildews harmful to agricultural products. Ecogen has obtained an exclusive license to this hyperparasite. Powdery mildew is a significant fungal disease affecting many crops. Special structures of the mildew penetrate the plant epidermal cells and feed on cellular tissue, causing dwarfing of the plant and fruit and cosmetic damage which is particularly undesirable on fresh produce. Plants severely infected with these pathogens have reduced yields. Historically, chemical fungicides have been used for the control of these fungal pathogens, but these pathogens can develop resistance to chemical fungicides over time. In response to this market need, the Company developed its AQ10(R) Biofungicide, which is based on the fungal hyperparasite Ampelomyces quisqualis, for use in an integrated pest management system with other fungicide products to control powdery mildew. AQ10 was the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew. Ecogen's distribution partner in Italy, Intrachem Bio Italia Srl, has been granted approval for the use of Ecogen's AQ10 biofungicide on grapes. Ecogen has received an initial order for AQ10 from Intrachem Bio Italia and expects to ship product in early 2000. AQ10 is the first powdery mildew biofungicide to be approved according to the new E.U. directives (91/414).

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

                  Soil Amendments -                  Products that, among other things, negate the influence of salt on plant growth and enhance the growth of permanent crops.

                  Transconjugant -                   Bacterial cell that is produced as a result of the conjugation process.

                  Vector -                           A genetic construct that can transfer genetic material from one host to another.

ECOGEN TECHNOLOGIES I INCORPORATED

                  The Company maintains over a 70% ownership interest in Ecogen Technologies I Incorporated ("ETech"). ETech was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by Ecogen to the subsidiaries of ETech. The licensed rights include the right to develop and commercialize pesticide products based on technology for: (i) the control of powdery mildew disease (AQ10 Biofungicide); (ii) the control of post-harvest rot disease on agricultural crops (Aspire Biofungicide); (iii) the control of the European corn borer insect, which affects corn production (Condor(R) G Bioinsecticide); (iv) the control of black vine weevil, citrus weevil, wireworm and black cutworm utilizing insecticidal nematodes (Cruiser(R) Bioinsecticide); (v) the control of corn rootworm; and (vi) the control of certain insects which cause damage to turf. Ecogen has agreed to commercialize and market products on behalf of ETech pursuant to various Marketing Agreements that provide for Ecogen to receive a fee from ETech based on product sales for Ecogen's commercialization and marketing activities. Ecogen is currently marketing AQ10 and Aspire and is continuing work on the development of Cruiser. The other ETech projects have been suspended.

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

                  AQ10 BIOFUNGICIDE -- AQ10 Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew. Ecogen markets AQ10 in California and other areas of the western United States for control of powdery mildew on grapes and other crops. AQ10 also is marketed in Italy for use on grapes.

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

                  During fiscal 1999, the foregoing products represented approximately 94% of Ecogen's net product sales. Net product sales represented approximately 91% of the Company's total revenues in fiscal 1999. Bt products and biofungicide products represented approximately 90% and 4%, respectively, of Ecogen's total net product sales in fiscal 1999.

MARKETING

                  Agricultural pesticides and related products are sold in the United States primarily through traditional agricultural chemical distribution channels consisting of large wholesale distributors and dealers that serve extensive farm areas. Ecogen makes use of these traditional channels for the domestic distribution of its current products. To coordinate these distribution activities and generate grower interest in its products, the Company employs a marketing staff including several domestic sales representatives who are located in key agricultural chemical distribution locations, primarily in the southern and western areas of the United States. The Company also has distribution agreements for certain of its products in the United States. In January 1999, FMC Corporation agreed to distribute Lepinox for the Company in the United States. Also in January 1999, Plant Health Care Inc. agreed to distribute certain of the Company's product's into non-agricultural markets in the United States.

                  Ecogen's domestic product sales for fiscal 1999, 1998 and 1997 totaled $4.5 million, $7.0 million and $7.2 million, respectively.

                  For international distribution of its products, Ecogen has entered into several collaborations with companies that have a significant presence in the markets covered by their respective agreements. In 1991, the Company and Hoechst Schering AgrEvo, S.A. ("AgrEvo") entered into a distribution and product supply agreement that grants to AgrEvo exclusive distribution rights to certain of the Company's Bt products in Europe (except Germany, which is excluded, and Spain, Portugal and Italy, where rights are co-exclusive), Africa, the People's Republic of China, Australia, the Middle East and Latin America (except Mexico). In addition to its agreement with AgrEvo, Ecogen has international distribution agreements for certain of its products with a number of other companies including: Zeneca (for Mexico), Nissan Chemical (for Japan), Intrachem (International) S.A. (for Italy, Spain and Portugal), Jia Non Enterprises (for Taiwan) and Incitec Ltd. (for Australia and New Zealand). In September 1998, FMC Corporation agreed to distribute Lepinox in Mexico and Central and South America. In March 1999, Lances Link S.A. agreed to distribute certain of the Company's products in parts of Western Europe, all of Eastern Europe, Egypt, Turkey and all Arab speaking countries of the Near East. In February 2000, the Company agreed to grant Dow AgroSciences exclusive distribution rights for certain products in Mexico, New Zealand and Australia, subject to negotiation of final agreements. International product sales totaled $2.1 million for fiscal 1999, $3.5 million for fiscal 1998, and $1.6 million for fiscal 1997.

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

                  The most important raw materials needed by Ecogen to conduct its product manufacturing and research and development activities include (1) fermentation media components and formulation chemicals, which are readily available from a variety of independent sources, and (2) microbial strains that are either proprietary to Ecogen or are licensed from outside parties. Ecogen does not anticipate any shortages of these or other raw materials that would materially affect product availability or cost.

RESEARCH AND PRODUCT DEVELOPMENT

                  The Company's operating expenses to date have included costs associated with the research and development of products for future commercialization. Costs incurred by Ecogen under third-party funded research and development programs aggregated approximately $.3 million for fiscal 1999, $.7 million for fiscal 1998, and $1.2 million for fiscal 1997. Costs incurred under Ecogen-funded research and development programs aggregated approximately $2.3 million, $2.9 million and $3.8 million for fiscal 1999, 1998 and 1997, respectively.

                  During fiscal 1999, the Company derived approximately 9% of its revenues from research and development contracts. This contrasts with approximately 33% in 1998 and 25% in 1997, as a result of the wind-down of the Monsanto research program.

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

PATENT AND TRADE SECRETS

                  Ecogen pursues a policy of seeking patent protection, both in the United States and abroad, to protect its novel technologies, compositions of matter and processes and has obtained patents covering certain of its technologies. In addition, with respect to the Company's two biofungicide products, AQ10 Biofungicide and Aspire Biofungicide, and with respect to certain of its Bt technology, the Company holds licenses to patents covering the base technologies.

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

                  The pesticide industry is heavily regulated in the United States. The U.S. EPA regulates pesticide products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides also are regulated by various state agencies. Some states, such as California, Florida and New York have their own extensive registration requirements. To develop and commercialize a pesticide product, detailed and complex procedures must be followed and federal approvals must be obtained under FIFRA. Small-scale field testing usually may be conducted prior to product registration to evaluate product efficacy. To conduct large-scale tests, a company must obtain an Experimental Use Permit ("EUP"), which generally requires satisfactory completion of certain toxicology and environmental studies. Synthetic chemical pesticides require additional extensive toxicology and environmental testing that typically is not required of biopesticides to substantiate product safety prior to obtaining a product registration. Commercial sale of a pesticide requires a registration for each pest and crop for which the product is used. Registration requirements include submission and U.S. EPA approval of the text of a label which must be included on every pesticide product.

                  The United States Congress has mandated under the Food Quality Protection Act of 1996 that all U.S. EPA tolerances be reassessed using new standards within 10 years. All tolerances will now be based on a "reasonable certainty of no harm" and there will be a specific determination of risk to infants and children.

                  The U.S. EPA has recognized that biochemical and microbial pesticides are distinguished from standard chemical pesticides and has established different data requirements as part of its registration regulations. These data requirements are set out in Subdivision M of the U.S. EPA's Pesticide Assessment Guidelines. Biopesticides currently are subject to a three-tier toxicology testing procedure and a four-tier environmental testing procedure. A biopesticide product which satisfactorily completes both the Tier I toxicology and environmental tests is not required to go through the tests specified in subsequent tiers. This has been the case for product registration applications filed by the Company to date. However, should questions arise during any tier of testing, additional tests may be required. For a biopesticide product required to complete only Tier I testing, approximately one year of laboratory testing is required. Subsequent U.S. EPA registration generally takes approximately 12-18 months. Although the process for obtaining regulatory approval to test and market biopesticides that are genetically modified is designed to be less complex and time-consuming than the regulatory approval process for synthetic chemical pesticides, there can be no assurance that approvals will be granted on a timely basis, if at all.

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

COMPETITION

                  Competition in the pesticide market is intense. Competition is based principally on price and efficacy, but safety and ease of application are also factors. Competitors of Ecogen include manufacturers and marketers of synthetic chemical pesticides and biopesticides, including large chemical companies such as Novartis and Dow AgroSciences, as well as specialized biotechnology firms. Many of these companies have considerably greater financial and marketing resources than has Ecogen. Competitors with respect to research and development activities also include universities and public and private research organizations. In addition, Ecogen's bioinsecticide products compete with certain transgenic seed and plant products that have insecticidal capabilities.

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

EMPLOYEES

                  As of December 31, 1999, Ecogen and its subsidiaries have 34 full-time employees, of whom 7 hold Ph.D. degrees. Degrees held by employees of Ecogen encompass the areas of entomology, microbiology, molecular genetics, plant physiology and plant pathology.

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

                               EXECUTIVE OFFICERS

                  The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                      Age       Position
----                      ---       --------
James P. Reilly, Jr.       53       Chairman, President, and Chief Executive Officer and Director

Timothy B. Johnson         43       Vice President, Sales and Marketing

Mary E. Paetzold           50       Vice President, Chief Financial Officer and Treasurer

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

ITEM 2.      PROPERTIES

                  Ecogen currently occupies approximately 21,000 square feet of space for its administrative offices and research and development operations in a building located in the Bucks County Business Park, Langhorne, Pennsylvania. The lease for this facility expires in March 2005. Approximately 15,000 square feet of this space is devoted to research and development facilities, including laboratories, an insectary and a fermentation and formulation pilot plant. The Company believes that its leased space is sufficient for current needs.

ITEM 3.      LEGAL PROCEEDINGS

                  Not Applicable


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS

             A.         Market Information

                  The Company's common stock trades under the NASDAQ symbol EECN and is included in the National Market System. The high and low closing prices of the Company's common stock during the years ended October 31, 1999 and 1998 are as follows:


-------------------------------------------------------------------------------
                           1999                    HIGH              LOW
-------------------------------------------------------------------------------
                  First Quarter                  $ 2-1/4           $ 1-3/16
                  Second Quarter                   3-5/16            1-3/4
                  Third Quarter                    3-1/2             2-1/2
                  Fourth Quarter                   3-1/8             1-1/2


-------------------------------------------------------------------------------
                           1998                    HIGH              LOW
-------------------------------------------------------------------------------

                  First Quarter                  $  2-3/4          $ 1-17/32
                  Second Quarter                    3-1/8            1-7/16
                  Third Quarter                     3-7/16           1-7/8
                  Fourth Quarter                    1-7/8            1

         A.       Holders

                  On January 1, 2000, there were approximately 904 stockholders of record.

         B.       Dividends

                  No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its loan agreements.

ITEM 6.  SELECTED FINANCIAL DATA

             Years ended October 31, 1999, 1998, 1997, 1996 and 1995
               (all amounts in thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                        1999            1998(1)          1997            1996             1995(2)
                                        ----            ----             ----            ----             ----
Revenues:
   Product sales                      $ 6,566         $ 10,472         $ 8,783         $ 8,600         $  9,135
   Other revenues                         676            5,266           2,939           7,825            2,855
Gross margins                             590            1,871           2,491           2,901            3,627
Expenses:
   Research & development               2,637            3,616           5,042           4,922            8,951
   Selling, general &
     administrative                     6,833            6,824           8,661           8,547           10,672
   Special charges:
     - Purchased technology                --               --              --              --            9,143
     - Restructuring                       --               --           1,626              --            1,041
Net loss                               (8,611)          (2,997)         (9,810)         (2,860)         (23,324)
Dividends on preferred stock,
   including incremental yield          1,142              116               2              --               --
Net loss allocable to common
   stockholders                       ($9,753)        ($ 3,113)        ($9,812)        ($2,860)        ($23,324)
Basic and diluted net loss
   per common share                   ($ 1.05)        ($  0.39)        ($ 1.23)        ($ 0.40)        ($  4.34)
Weighted average common
   shares outstanding                   9,248            8,059           7,958           7,178            5,373


CONSOLIDATED BALANCE SHEET DATA:

                                          1999                 1998           1997           1996           1995
                              ------------------------         -----          ----           ----           ----
                                Unaudited
                              Pro forma(3)(4)   Actual
Cash, cash equivalents and
   temporary investments           2,552            --        $ 2,823        $ 2,374        $ 9,611        $ 1,775
Total assets                      16,543        10,462         14,677         17,558         23,861         12,371
Long-term debt                     1,250           250          1,328          3,916          1,297            620
Stockholders' equity               5,645         1,023          6,925          4,870         14,403          5,507

No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its loan agreements.

(1) During fiscal 1998, the Company disposed of its pheromone product line (See note 17 of notes to consolidated financial statements.)

(2) During fiscal 1995, the Company acquired a controlling interest in ETech, which was accounted for as a purchase with the operations of ETech consolidated from the date of acquisition. As a result of the acquisition, a special charge to operations was recorded in 1995 for purchased technology and the Company no longer recorded research contract revenue from ETech in its consolidated financial statements.

(3) Subsequent to October 31,1999, the Company acquired certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences Inc. (See note 18 of notes to consolidated financial statements.)

(4) Subsequent to October 31, 1999, the Company (i) sold $1.5 million of 7% convertible preferred stock to institutional investors and (ii) closed a $1.5 million secured loan. (See note 18 of notes to consolidated financial statements.)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

                  The Company is an agricultural biotechnology company specializing in the development and marketing of quality biorational products for the control of pests in agricultural and related markets.

OVERVIEW

                  Total revenues decreased $8.5 million or 54% in fiscal 1999 to $7.2 million from $15.7 million in fiscal 1998. In fiscal 1999, product sales decreased 37% from $10.5 million in fiscal 1998 to $6.6 million in fiscal 1999. Fiscal 1998 included approximately $2.0 million in net product sales of pheromone products, a product line that was sold in April 1998. On a pro forma basis, assuming the pheromone product line had been sold at the beginning of fiscal 1998, continuing product sales decreased $1.9 million or 22% from fiscal 1998 to fiscal 1999. Contract research revenue decreased to $.7 million for fiscal 1999 from $5.3 million for the year-ago period. The decrease was primarily the result of the expiration in January 1999 of the research and development agreement with Monsanto Company that had contributed more than $10 million in research contract revenue over its three-year term.

                  The operating loss was $4.9 million higher in fiscal 1999 when compared to fiscal 1998, due principally to the $4.6 million lower contract research revenue. A reduction in operating expenses of $1.0 million or 9% from $10.4 million in fiscal 1998 to $9.5 million in fiscal 1999, partially offset the effect of the decrease in net product sales. Net loss allocable to common stockholders increased from ($3.1) million or ($.39) per basic and diluted share in fiscal 1998 to ($9.8) million or ($1.05) per share in fiscal 1999. Included in dividends on preferred stock in fiscal 1999 is the assumed incremental yield of $.8 million. Weighted average shares were 9.2 million and 8.1 million in fiscal 1999 and 1998, respectively.

                  In April 1998, the Company sold its pheromone product line to a newly-formed company for aggregate net proceeds of $2.4 million and recognized a gain on sale of approximately $.5 million. On an unaudited pro forma basis, assuming that the sale of the pheromone product line had taken place at the start of fiscal 1997 and excluding the $.5 million gain on the sale, the Company's net loss allocable to common stockholders for fiscal 1998 would have been ($3.9) million, or ($.48) per basic and diluted share, compared with ($9.9) million, or ($1.25) per basic and diluted share for the year-ago period.

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1999 COMPARED TO
                        YEAR ENDED OCTOBER 31, 1998

         REVENUES

                  Total revenues decreased $8.5 million or 54% in fiscal 1999 to $7.2 million from $15.7 million in fiscal 1998. Net product sales decreased $3.9 million or 37% principally due to volume. On a pro forma basis, assuming the sale of the pheromone product line took place at the beginning of fiscal 1998, continuing product sales decreased $1.9 million or 22% from fiscal 1998 to fiscal 1999. Other revenue decreased $4.6 million or 87% due primarily to the expiration in January 1999 of the research and development contract with Monsanto. Sales of the Company's Bt product line, representing 91% of Company product sales, decreased 19% in fiscal 1999. The decrease was principally due to decreased sales of CRYMAX, the Company's Bt bioinsecticide for control of caterpillars in the vegetable, tree, nut and vine markets, partially offset by an increase in sales of Lepinox, the Company's bioinsecticide for control of diamondback moth and a variety of armyworms in vegetables and row crops that was introduced in the fourth quarter of fiscal 1998. Biofungicide product sales, which represented 4% of product sales in fiscal 1998, decreased $.3 million or 52% from the year-ago period, principally due to lower sales of Aspire, the Company's biofungicide for control of post harvest rot disease and lower sales of AQ10, the Company's biofungicide for control of powdery mildew. Continuing pheromone product sales, representing 1% of total sales, decreased 66% in fiscal 1999. Discontinued pheromone product sales were $2.0 million in fiscal 1998. In fiscal 1999, the Company recognized the first sales of its soil amendment product line, representing 4% of total sales in fiscal 1999.

                  Contract research revenues decreased $4.6 million or 87% in fiscal 1999 due to the expiration in January 1999 of the research and development agreement with Monsanto that had contributed more than $10 million in contract research revenue over its three-year term. Other income decreased $.5 million in fiscal 1999 over the year-ago period, principally as a result of the $.5 million gain on the sale of the pheromone product line recognized in fiscal 1998.

     COSTS AND EXPENSES

                  Gross margins decreased to 9% in fiscal 1999 from 18% in fiscal 1998, primarily as a result of lower absorption of fixed overhead due to lower sales during fiscal 1999 and higher reserve for obsolescence and rework.

                  Total operating expenses, consisting of research and development expenses and selling, general and administrative expenses, decreased $1.0 million or 9%. Research and development costs decreased $1.0 million or 27% in fiscal 1999 compared to the year-ago period, as a result of lower personnel and related costs, due to the wind-down of the Monsanto Research Program and lower basic research. Selling, general and administrative expenses were constant at $6.8 million in fiscal 1998 and 1999. General and administrative expenses decreased 6%. The decrease was offset by an increase in selling and marketing expenses due to staff increases and promotional programs to support the Company's distributors' efforts in introducing the Company's novel biopesticides.

                  Net interest expense was $.5 million in fiscal 1999 compared to $.4 million in fiscal 1998. The higher interest expense was due primarily to lower interest income as a result of lower cash and temporary investments in fiscal 1999.

                  Net loss allocable to common stockholders for fiscal 1999 was ($9.8) million, or ($1.05) per basic and diluted share, compared with a net loss of ($3.1) million or ($.39) per basic and diluted share in the same period in fiscal 1998. The 1999 fiscal year included assumed incremental yield on preferred stock issue during the year of $.8 million. Weighted average shares were 9.2 million in fiscal 1999 compared to 8.1 million in fiscal 1998.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED OCTOBER 31, 1998 COMPARED TO
                        YEAR ENDED OCTOBER 31, 1997

     REVENUES

                  Total revenues increased $4.0 million or 34% in fiscal 1998 to $15.7 million from $11.7 million in fiscal 1997. Net product sales increased $1.7 million or 19% and other revenue increased $2.3 million or 79%. Sales of the Company's Bt product line, representing 72% of Company product sales, increased 95% in fiscal 1998 principally due to increased sales of CRYMAX, the Company's Bt bioinsecticide for control of caterpillars in the vegetable, tree, nut and vine markets, which was introduced in fiscal 1997, and the introduction of Lepinox, the Company's bioinsecticide for control of diamondback moth and a variety of armyworms in vegetables and row crops. Biofungicide product sales, which represented 5% of product sales in fiscal 1998, decreased $1.3 million or 71% from the year-ago period, principally due to lower sales of Aspire, the Company's biofungicide for control of post harvest rot disease. Sales of Aspire decreased in fiscal 1998 as a result of carryover inventory at the Company's sole distributor for this product. The Company is currently expanding its distribution for Aspire. Pheromone product sales, representing 23% of total sales, decreased 24% due to the sale of the Company's pheromone product line in the second quarter of fiscal 1998. On an unaudited pro forma basis, assuming the sale of the pheromone product line had taken place at the beginning of fiscal 1997, continuing product sales increased 42% in fiscal 1998.

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

                  Total operating expenses, consisting of research and development expenses and selling, general and administrative expenses, exclusive of special charges in fiscal 1997, decreased $3.3 million or 24% to $10.4 million in fiscal 1998 compared to $13.7 million in 1997. Research and development costs decreased $1.4 million or 28% in fiscal 1998 compared to the year-ago period, as a result of lower process development and start-up costs and lower personnel and related costs, due to the wind-down of the Monsanto Research Program and lower basic research. Selling, general and administrative expenses decreased $1.8 million or 21% in fiscal 1998, principally as a result of a reduction in personnel, other cost saving measures and a decrease in selling and promotional expenses, due in part to the sale of the pheromone product line and as a result of higher expenses in fiscal 1997 due to the introduction of new products.

                  Net interest expense was $.4 million in fiscal 1998 compared to net interest income of $.1 million in fiscal 1997. The higher interest expense was due primarily to interest on the Company's convertible note in fiscal 1998 and lower average investments. The note was converted to preferred stock in the fourth quarter of fiscal 1998.

                  Net loss allocable to common stockholders for fiscal 1998 was ($3.1) million, or ($.39) per basic and diluted share, compared with a net loss of ($9.8) million or ($1.23) per basic and diluted share in the same period in fiscal 1997. The 1997 fiscal year included special charges of $1.6 million principally due to the shutdown of the Company's research facility in Israel and the realignment of the Company's manufacturing process. Weighted average shares were 8.1 million in fiscal 1998 compared to 8.0 million in fiscal 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

                  The Company has financed its working capital needs primarily through private and public offerings of equity securities, revenues from research and development alliances and product sales. In addition, in 1998 the Company obtained a working capital line of credit.

                  At October 31, 1999, cash and temporary investments decreased $2.8 million from October 31, 1998. Net borrowings under long-term debt facilities increased $1.1 million and $2.9 million was raised in net proceeds from the sale of equity securities in fiscal 1999. During fiscal 1999, the Company used $6.8 million of cash for operations.

                  In May 1999, the Company sold 15,000 shares of Series 1999 A 7% convertible preferred stock to an institutional investor for net proceeds of $1.4 million. In connection with the sale of preferred stock, the holder of the preferred stock was issued five-year warrants to purchase 120,000 shares of common stock at $3.98 per share. In July 1999, the Company sold 500,000 shares of common stock to an institutional investor in a private placement for net proceeds of $1.5 million.

                  Subsequent to October 31, 1999, the Company obtained a $1.5 million variable rate secured loan. Principal on this loan is required to be repaid in 2000 and 2001.


                  In February 2000, the Company raised net proceeds of $1.4 million pursuant to a private placement of 7% convertible preferred stock to institutional investors. In accordance with the terms of the preferred stock, the Company is required to recognize a non-cash, assumed incremental yield of approximately $.6 million, calculated at the date of issuance based on 95% of the average conversion feature, as defined in the agreement. The terms of the preferred stock are disclosed in note 18 of the notes to the consolidated financial statements.

                  On February 15, 2000, the Company completed its acquisition of certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences Inc. (the "Mycogen Transaction") for aggregate consideration of $3.4 million including shares of common stock with a market value of $3.0 million. (See note 18 of notes to the consolidated financial statements.)

                  To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal year 2000 based on reduced spending levels, if necessary. However, the Company's two-year working capital line of credit for up to $5.0 million expires in August 2000. Presently $1.6 million is outstanding under this credit facility. Further, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these factors are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities.

                  The Company continues to pursue the raising of additional funds and other strategic initiatives to improve its working capital position and its capital structure. Also, during fiscal 2000 the Company will need to extend its working capital line of credit with its current lender or obtain alternative financing. There is no assurance that access to financings will be available on terms acceptable to the Company or at all. If the Company is not successful in refinancing its working capital line of credit or in raising additional funding, the Company would take a number of steps to conserve cash, including reducing expenditures to provide the necessary resources to repay the outstanding balances under its line of credit. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

                  At October 31, 1999, the Company had no material commitments for capital expenditures.

                  Through October 31, 1999, the Company had available Federal net operating loss carryforwards of approximately $83.3 million which expire at various times through 2014. In addition, the Company had research and experimentation tax credits of approximately $2.4 million, which credits expire at various times through 2012.

                  As a result of certain equity transactions, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act. The Company believes that such limitations should not have a significant impact in 2000 or 2001 since anticipated taxable profits, if any, will not exceed the amount of the limitation. In addition, to the extent that the Company recognizes gains, if any, on the disposition of assets held on the date of the ownership change, the annual limitation is increased by the amount of the "built-in" gains attributable to those assets. The built-in gain on a particular asset is the excess of its fair market value over its cost basis on the date of the ownership change.

OTHER ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

                  Inventory increased $1.1 million at October 31, 1999 when compared to October 31, 1998 primarily due to lower then expected sales in fiscal 1999. Accounts receivable at October 31, 1999 decreased $1.7 million as a result of lower sales in the fourth quarter of fiscal 1999.

                  Accounts payable and accrued expenses increased $.3 million in fiscal 1999 as a result of the timing of payments to vendors. Deferred contract revenue at October 31, 1999 decreased $.5 million as a result of revenue earned under the Monsanto contract in fiscal 1999. Debt under the working capital line of credit increased $1.4 million in fiscal 1999 as a result of borrowings to fund operations.

YEAR 2000

                  The Company undertook initiatives to ensure that its systems were Year 2000 compliant as well as contacting major customers and vendors to assess their status. As of the date of this filing, the Company has not experienced any disruption of its operations due to Year 2000 issues. The cost of Year 2000 modifications have not been significant and no additional Year 2000 costs are anticipated.

RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities which becomes effective for our financial statements beginning November 1, 2001. SFAS No. 133 requires a company to recognize all derivative instruments as assets or liabilities in its balance sheet and measure them at fair value. We do not expect adoption of this standard to have a material impact on our financial statements.

                  In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires a company to follow its guidance no later than the first quarter of its fiscal year beginning after December 15, 1999 through a cumulative effect of a change in accounting principle. We do not expect adoption of this standard to have a material impact on our financial statements.

FORWARD LOOKING STATEMENT

                  Discussions set forth by the Company in public documents, including the annual report, contain forward looking statements that involve a number of risks and uncertainties that could cause actual results to differ materially from expected results. These risks and uncertainties include:

(1) We may need additional funding in the future and these funds may not be available to us.

                           We have not yet generated positive cash flow from
operations. Since our inception, we have financed our working capital needs primarily through sales of equity securities, revenues from research and development agreements and product sales. Our working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on our liquidity. These factors include: (1) the success of our product commercialization and marketing efforts and the efforts of our strategic partners in commercializing and selling products based on our technology; (2) the technological advantages and pricing of our products; (3) economic and environmental considerations that impact agricultural crop production and the agricultural sector generally; (4) competitive conditions in the agricultural pest control market; and (5) access to capital markets that can provide us with the resources necessary to fund our strategic priorities.

                           We may need additional financing to support current
levels of product development and commercialization.
There is no assurance that such financing will be available on terms acceptable to us or at all. Over the long-term, our liquidity is dependent on market acceptance of our products and technology.

(2) We are in the early stage of product sales and are not able to predict future commercial acceptance.

                           We are in the early years of significant commercial
sales of a line of environmentally compatible products for the control of pests in agricultural and related markets. Currently, our primary products include a line of biological insect control products and products based on naturally occurring organisms such as fungi and yeast that can control harmful fungi that reduce crop yields or infect crops after harvesting, also known as biofungicide products. There can be no assurance that our existing or future products will be commercially accepted.

(3) We are not profitable; we must increase sales of our products to be profitable.

                           We have incurred net losses since our inception. To
date, we have not generated profits or positive cash flow from operations. There can be no assurance that we will achieve operating profits or generate a positive cash flow. Our ability to become profitable will depend, in part, on our ability to increase our sales volumes of our line of biological insect control products and biofungicide products. No assurance exists that we will be able to market these products at prices and in quantities that will enable us to achieve profitability.

(4) We rely upon third parties to manufacture our products; we must be able to mass produce new products.

                           A key to achieving our product sales objectives is
our ability to mass produce our products in a timely and cost-effective manner. In order for our product sales to be profitable, we must be able to increase our production to meet anticipated needs. There can be no assurance that we will be able to scale-up our production of new products on commercially reasonable terms or at all. Our production plans rely upon third parties for most of our product manufacturing, formulation and packaging requirements. Although we believe that such third parties have sufficient operating capacity to satisfy our product manufacturing needs, the failure of any such party to provide products to us under our product manufacturing arrangements could have a material and adverse effect on our ability to meet the demand for our products.

(5) We depend on key members of our staff and must retain and recruit qualified Individuals if we are to be competitive.

                           Our future success is dependent upon the efforts and
abilities of our employees. We have assembled a highly qualified technical staff, many of whom have considerable prior experience with bioinsecticides. The loss of certain key employees could materially and adversely affect our business and impede the achievement of our business objectives. Our success will depend on our ability to retain key employees and to replace them, if any depart, with personnel of comparable scientific and management capability.

(6) We compete against larger, more established entities.

                           The markets in which we operate are highly
competitive. Our competition is based principally on price and efficacy, but safety and ease of application are also factors. Our competitors include: (1) manufacturers and marketers of synthetic chemical pesticides and biopesticides including large chemical companies, such as Abbott Laboratories, Novartis and Dow AgroSciences; ( 2) specialized biotechnology firms; (3) universities and public and private research organizations; and (4) in the case of our biological insecticide products, certain genetically altered, also known as "transgenic", seed and plant products that have insecticidal capabilities.

                           Many of these organizations have considerably
greater financial and marketing resources. The agricultural pesticide industry is undergoing, and is expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technical advances in the field are made and become more widely known. As a result, there can be no assurances that such competitive pressures and technological advances will not result in a reduction in prices of our products which could adversely affect our profitability or render our products or technology obsolete or noncompetitive.

(7) Our product use and development is seasonal.

                           The bulk of our products are marketed for
agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Because of the seasonal nature of our business, product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Droughts, floods, other unusual weather conditions and the level of insect infestation in grower areas will also affect product sales from year-to-year. In addition, commercial introduction of our new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Field testing, regulatory approval and commercial introduction of our products that are not yet registered with the EPA must occur at certain times before or during the growing season. Unusual weather conditions during field tests or the failure to receive regulatory approval prior to the growing season may require additional field tests to be conducted in subsequent growing seasons, with resulting delays in new product development and commercialization.

(8) We must comply with strict governmental regulation.

                           Pesticides are subject to rigorous testing and
approval processes by the EPA and similar regulatory authorities in certain states and in other countries. The process of obtaining these approvals can be time-consuming and costly. There can be no assurance that such approvals will be granted on a timely basis, if at all. Delays in obtaining necessary product registrations could have a significant impact upon our revenues and competitive position by delaying product sales and causing lost market opportunities. Additionally, while the EPA has in place a registration procedure for biopesticides that is less burdensome in comparison to the registration procedures for synthetic chemical pesticides, there can be no assurance that additional requirements will not be added by the EPA which could make the procedure more time-consuming and costly. Additionally, there is no assurance that a particular product developed in the future will qualify for registration as a biopesticide. Furthermore, there is no assurance that any registrations that have been granted will not be revoked or that, if we apply for any additional registrations or approvals, they will be issued.

(9) We rely on proprietary technology and trade secrets, the loss of any of which would negatively affect our business.

                           Although we have issued and pending patents with
respect to certain of our technologies, there can be no assurance that any additional patents will be issued or that any issued patents will provide adequate protection for our products or processes. Although we pursue a policy of seeking patent protection, in the United States and abroad, for our novel compositions of matter and processes, the issuance of a patent is not conclusive as to its validity or enforceability, nor does it provide the patent holder with freedom to operate without infringing the patent rights of others. A patent could be challenged by litigation and, if the outcome of such litigation were adverse to the patent holder, competitors could be free to use the subject matter covered by the patent, or the patent holder could be required to license the technology to others.

                           Because of the uncertainty concerning patent
protection, we also rely upon unpatented proprietary technology and trade secrets. All of our employees and consultants sign confidentiality agreements under which they agree not to use or disclose our confidential information as long as that information remains proprietary or, in some cases, for fixed time periods. There can be no assurance that others have not developed or will not independently develop such proprietary technology or substantially equivalent information and techniques or that secrecy will not be breached. Our ability to compete will depend, in part, on maintaining the proprietary nature of our technology.

                           We are aware that substantial research efforts in
biotechnology are taking place at universities, government laboratories and public corporations around the world and that numerous patent applications have been filed, and that patents have been issued, relating to fundamental technologies and to specific biological pesticide products and processes. The costs associated with the enforcement of our patents and with obtaining licenses, if required, under patents held by third parties can be significant and thus could materially and adversely affect our business. There can be no assurance that we could obtain licenses with respect to such patents on favorable terms, if at all.

(10) We are subject to product liability claims and we may not have sufficient product liability insurance.

                           Our business exposes us to potential product
liability claims based upon our technology or products. We currently maintain product liability insurance in an amount we believe is adequate for our needs, taking into account the risks involved and the cost of coverage. There can be no assurance that our insurance coverage is sufficient to cover potential liabilities, or that we will have sufficient resources to satisfy any product liability claims. A successful product liability claim in excess of our insurance coverage could have a material adverse effect on our financial condition.

(11) Our stock price is highly volatile and investing in our stock involves a high degree of risk.

                           The market price for shares of our common stock, like
the price of common stock and other securities of biotechnology companies generally, fluctuates over a wide range and is expected to continue to be extremely volatile in the future. Factors that may effect the market price of our common stock include: (1) fluctuation in our operating results; (2) announcements of technical innovations and new commercial products by us or potential competitors; (3) adverse results in our field tests or product sales; (4) adverse litigation; (5) adverse legislation; (6) develop-ments or disputes concerning patent or our other proprietary rights; and
(7) general market conditions.

                           In addition, the future sale of a substantial number
of shares of common stock by existing stockholders or by us may have an adverse impact on the market price of the shares of common stock offered hereby. There can be no assurance that the trading price of our common stock will remain at or near its current level. Because our stock price is so volatile, investing in our common stock is highly risky and a potential investor must be able to withstand the loss of his entire investment in our common stock.

(12) Options and convertible securities we have previously issued or may issue in the future may dilute our common stock.

                           We have granted options to purchase common stock
under employee benefit plans and agreements with our management and directors. Warrants, options, convertible securities (including shares of our outstanding preferred stock) and other rights to purchase common stock are also outstanding under financing arrangements and other transactions. We regularly examine opportunities to expand our technology base and product line through means such as licenses, joint ventures and acquisition of assets or ongoing businesses (including the acquisition of outstanding minority interests in our Ecogen Technologies I Incorporated subsidiary) and may issue securities in connection with such transactions. We may issue additional stock, warrants and/or options or other convertible securities in order to raise funds or for other purposes in the future and may also issue additional securities in connection with our employee benefit plans. During the terms of any such options, warrants and other convertible securities, the holders thereof have an opportunity to profit from a future rise, if any, in the market price of the common stock. The exercise of any such outstanding options, warrants or other convertible securities or the issuance of any such additional warrants, options or other equity or derivative securities may adversely affect the market value of the common stock offered hereby. It may also adversely affect the terms on which we may obtain additional equity financing.

(13) We do not pay dividends.

                           We have never paid a dividend on our common stock
and do not anticipate paying dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock.

(14) Possible Nasdaq delisting; potential regulation as a penny stock.

                           Our common stock is currently listed for trading on
the Nasdaq National Market. The continued trading of our common stock on the Nasdaq National Market is conditioned upon our meeting certain quantitative and qualitative requirements regarding assets, capital, earnings surplus, stock price and corporate governance features. The National Association of Securities Dealers standards for continued listing include maintenance of: (1) 750,000 shares publicly held; (2) Market value of publicly held shares of $5 million;
(3) Tangible net assets of at least $4 million; (4) 400 stockholders in round lots; and (5) Minimum bid price per share of $1.

                  There can be no assurance that we will be successful in continuing to meet the Nasdaq National Market maintenance criteria. From time to time our tangible net assets have been less than $4 million and our bid price has dipped below $1 per share. To the extent we are unable to satisfy the maintenance criteria, our common stock may be delisted. Trading in the common stock thereafter, if any, will likely be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealers' Electronic Bulletin Board and could also be subject to additional restrictions. As a consequence of any such delisting, it is expected that our stockholders would find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. In addition, any such delisting will make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

                           If our securities were delisted from the Nasdaq
National Market, our common stock may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If our common stock is delisted from the Nasdaq National Market and no other exception applies, our common stock may be subject to the SEC's Penny Stock Rules, Rules 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell our securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) and (2) Financial Statements and Financial Statement Schedules

The following consolidated financial statements of Ecogen Inc. and subsidiaries are included in Item 8:

                                                                                      Page in
                                                                                     Form 10-K
                                                                                     ---------
Independent Auditors' Report                                                            F-1

Consolidated Balance Sheets - October 31, 1999 and 1998                                 F-2

Consolidated Statements of Operations - Years Ended October 31, 1999,
   1998 and 1997                                                                        F-3

Consolidated Statements of Stockholders' Equity - Years Ended
   October 31, 1999, 1998 and 1997                                                      F-4

Consolidated Statements of Cash Flows - Years Ended
   October 31, 1999, 1998 and 1997                                                      F-5

Notes to Consolidated Financial Statements - October 31, 1999,
   1998 and 1997                                                                        F-7

Financial Statement Schedule: Valuation and Qualifying Accounts                         F-22



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

3.5 Corrected Certificate of Designations, Preferences and Rights of Series 1999-A Convertible Preferred Stock (Form 10-Q for fiscal quarter ended April 30, 1999)*

3.6 Certificate of Designations, Preferences and Rights of Series 2000-A Convertible Preferred Stock.

4.3           Ecogen Inc. Stock Option Plan, as amended.

4.4           Ecogen Inc. 1998 Stock Option Plan, as amended.

4.5           Ecogen Inc. 1999 Stock option Plan, as amended.

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

Exhibit No.                          Description
-----------                          -----------

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

              Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.129 8% Convertible Note due October 31, 2002 issued to United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.130 Security Agreement by and among Ecogen Inc., Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.132 Amended and Restated Research and Development Agreement dated January 30, 1998 by and between Monsanto Company and Ecogen Inc. (Form 10-Q for fiscal quarter ended January 31, 1998)*

10.133 Asset Purchase and Sale Agreement among Ecogen Inc., Ecogen-Bio Inc. and Scentry Biologicals Inc. dated April 28, 1998. ( Form 10-Q for fiscal quarter ended April 30, 1998)*

10.134 Convertible Preferred Stock Purchase Agreement between United Equities (Commodities) Company and Ecogen Inc. dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.135 Registration Rights Agreement between United Equities (Commodities) Company and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.135 Loan and Security Agreement between Congress Financial Corporation and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

----------------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

Exhibit No.                          Description
-----------                          -----------

10.136 Guarantee by Ecogen Investments Inc., Ecogen Technologies I Incorporated, Ecogen-Bio Inc., Ecoresearch Mildew I Inc., Ecoresearch Harvest Rot II Inc., Ecoresearch Corn Borer III Inc., Ecoresearch Nematodes IV Inc., Ecoresearch Rootworm V Inc. and Ecoresearch Turf VI Inc. to Congress Financial Corporation, dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.138 Pledge and Security Agreement by Ecogen Inc. in favor of Congress Financial Corporation, dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.139 Pledge and Security Agreement by Ecogen Technologies I Incorporated in favor of Congress Financial Corporation dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.140 Amended and Restated Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and KA Investments LDC dated as of June 5, 1998. (Form S-3 Registration Statement filed on September 14, 1998)*

10.141 Warrant Agreement between Ecogen Inc. and KA Investments LDC dated June 5, 1998. (Form S-3 Registration Statement filed on September 14, 1998)*

10.142 Amended and Restated Registration Rights Agreement between Ecogen Inc. and KA Investments LDC dated as of June 5, 1998. (Form S-3 Registration Statement filed on September 14, 1998)*

10.143        Stock Award Agreement between Ecogen Inc. and James P. Reilly, Jr.
              dated September 23, 1998.*

10.145 Amended and Restated Stock Award Agreement between Ecogen Inc. and James P. Reilly, Jr. dated as of April 9, 1999 (Form 10-Q for fiscal quarter ended April 30, 1999)*

10.146 Warrant Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999 (Form 10-Q for fiscal quarter ended April 30, 1999)*

10.147        Convertible Preferred Stock Purchase Agreement between Ecogen Inc.
              and KA Investments LDC dated May 12, 1999 (Form 10-Q for fiscal quarter ended April 30, 1999)*

10.148 Registration Rights Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999 (Form 10-Q for fiscal quarter ended April 30, 1999)*

10.149 Restated Severance Compensation Agreement, dated December 9, 1999, between Ecogen Inc, a Delaware corporation and James P. Reilly, Jr.

10.150 Term Loan and Security Agreement, dated as of December 23, 1999, between Ecogen Inc. and The Berkshire Bank

 ----------------------------

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report. 10.151

Exhibit No.                          Description
-----------                          -----------

10.151 Warrant Agreement between Ecogen Inc. and Momar Corporation dated December 23, 1999

10.152 Amendment No. 2 to Lease Agreement, dated December 17, 1999 by and between Brandywine Realy and Ecogen Inc.

21.           List of Subsidiaries

24.           Consent of KPMG LLP

25. Powers of attorney executed by certain officers of the Company and the individual members of the Board of Directors authorizing certain officers of the Company to file amendments to the Company's annual report on Form 10-K are located on the signature page to such Form 10-K.

27.           Financial Data Schedule.

(b)           Reports on Form 8-K.

              A Current Report on Form 8-K was filed on August 11, 1999 with respect to the sale of 500,000 shares of common stock to an accredited investor at a purchase price of $3.09 per share.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                     KPMG LLP


Short Hills, New Jersey
December 16, 1999, except
as to note 18 which is as of
February 15, 2000

                          ECOGEN INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                 Unaudited
                                         ASSETS                                   Pro Forma                   Actual
                                         ------                               October 31, 1999               October 31,
                                                                                (see note 18)          1999              1998
                                                                              -----------------        ----              ----
Current assets:
  Cash and cash equivalents                                                   $   2,552,000       $          --     $   2,009,437
  Temporary investments                                                                  --                  --           813,150
  Trade receivables, less allowances of $129,023
      and $80,000 in 1999 and in 1998, respectively                               1,685,950           1,685,950         3,338,897
  Inventory, net                                                                  6,349,017           5,358,017         4,298,374
  Prepaid expenses and other current assets                                         387,043             387,043           624,072
                                                                              -------------       -------------     -------------
     Total current assets                                                        10,974,010           7,431,010        11,083,930
   Plant and equipment, net                                                       2,374,462           2,374,462         2,771,255
  Other assets, net                                                               1,428,300             656,800           818,559
  Intangible assets, net                                                          1,766,000                  --             2,717
                                                                              -------------       -------------     -------------
                                                                              $  16,542,772       $  10,462,272     $  14,676,501
                                                                              =============       =============     =============
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Line of credit due within one year                                              2,693,145           2,193,145            26,019
  Accounts payable and accrued expenses                                           3,968,620           4,010,120         3,076,300
  Deferred revenue                                                                       --                  --           485,853
                                                                              -------------       -------------     -------------
      Total current liabilities                                                   6,661,765           6,203,265         3,588,172
Long-term debt                                                                    1,250,186             250,186         1,327,875
Long-term deferred revenue                                                        1,451,928           1,451,928         1,301,333
Minority interest in subsidiaries                                                 1,533,854           1,533,854         1,533,854
                                                                              -------------       -------------     -------------
       Total liabilities                                                         10,897,733           9,435,948         7,751,234
                                                                              -------------       -------------     -------------
Stockholders' equity:
  Preferred stock, par value $.01 per share; authorized 7,500,000 shares:
       Series 2000 A convertible preferred stock 30,000 authorized;
           15,000 shares issued pro forma (liquidation value $1,500,000)                150                  --                --
       Series 1999 A convertible preferred stock 30,000 authorized;
           15,000 shares outstanding pro forma and actual 1999
           (liquidation value $1,500,000)                                               150                 150                --
       Series 1998 A convertible preferred stock - 35,000 shares authorized;
           19,500 shares issued and outstanding in 1998
           (liquidation value $1,950,000)                                                --                  --               195
       Series 1998 C convertible preferred shares: 50,000 shares authorized;
           32,354 shares issued and outstanding pro forma and actual
           1999 and 1998, respectively (liquidation value $3,235,400)                   324                 324               324
  Common stock, par value $.01 per share; authorized 42,000,000 shares; 11,337,221, 9,985,860 and 8,246,035 shares issued pro forma
       and actual 1999 and 1998, respectively                                       113,373              99,859            82,426
  Additional paid-in capital                                                    129,163,213         124,554,877       122,162,964
  Accumulated deficit                                                          (123,632,171)       (123,632,171)     (114,665,164)
  Net unrealized gain on securities                                                      --                  --             3,912
  Treasury stock, at cost (none and 51,960 shares in 1999
       and 1998, respectively)                                                           --                  --          (659,390)
                                                                                                  -------------     -------------
    Total stockholders' equity                                                    5,645,039           1,023,039         6,925,267
                                                                              -------------       -------------     -------------
Commitments
                                                                              $  16,542,772       $  10,462,272     $  14,676,501
                                                                              =============       =============     =============

See accompanying notes to consolidated financial statements

                          ECOGEN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                         Year Ended October 31,
                                                             1999                 1998                 1997
                                                             ----                 ----                 ----
Revenues:
  Product sales, net                                        6,566,022         $ 10,471,945         $  8,783,461
  Research contract revenue                                   676,277            5,265,952            2,938,790
                                                          -----------          -----------          -----------
Total revenues                                              7,242,299           15,737,897           11,722,251
                                                          -----------          -----------          -----------

Costs and expenses, including related party amounts
   of $155,879, $436,142, and $837,841
   in 1999, 1998 and 1997, respectively:
      Cost of products sold                                 5,975,954            8,600,903            6,291,928
      Research and development:
         Funded by third parties                              318,559              725,169            1,218,107
         Self funded                                        2,318,334            2,890,454            3,823,503
      Selling, general and administrative                   6,832,761            6,823,931            8,661,750
      Special charges                                              --                   --            1,625,892
                                                          -----------          -----------          -----------

  Total costs and expenses                                 15,445,608           19,040,457           21,621,180
                                                          -----------          -----------          -----------

Operating loss                                             (8,203,309)          (3,302,560)          (9,898,929)

Other income (expense)
    Net interest (expense) income                            (522,894)            (354,785)              88,837
    Other income, net                                         114,932              660,239                   --
                                                          -----------          -----------          -----------
  Total other income (expense), net                          (407,962)             305,454               88,837
                                                          -----------          -----------          -----------

Net loss                                                   (8,611,271)          (2,997,106)          (9,810,092)

Dividends on preferred stock, including assumed
    incremental yield of $786,444 for 1999                  1,142,180              116,020                1,815
                                                          -----------          -----------          -----------


Net loss allocable to common stockholders                 ($9,753,451)         ($3,113,126)         $(9,811,907)
                                                          ===========          ===========          ===========

Basic and diluted net loss per common share                    ($1.05)              ($0.39)              ($1.23)
                                                               ======               ======               ======

Weighted average common shares
  outstanding                                               9,248,000            8,059,000            7,958,000
                                                          ===========          ===========          ===========

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997



                                                         CONVERTIBLE                             ADDITIONAL       ACCUMULATED
                                                        PREFERRED STOCK        COMMON STOCK     AID-IN CAPITAL      DEFICIT
                                                        ---------------        ------------     --------------      -------
Balance, October 31, 1996                                     $    58            $  79,282       $117,548,065    ($101,741,946)
Issuance of 5,793 shares of common stock
   for employee benefits                                           --                   58            (84,639)              --
Issuance of 136,000 shares of common stock
   in settlement of a royalty obligation                           --                1,360            386,240               --
Conversion of 5,834 shares of Series B
  convertible preferred stock to
  44,030 shares of common stock                                   (58)                 440               (382)              --
Dividends on preferred stock                                       --                   46             12,088               --
Foreign currency translation                                       --                   --                 --               --
Net reduction in unrealized gain on securities                     --                   --                 --               --
Net loss                                                           --                   --                 --       (9,810,092)
                                                              -------            ---------       -----------     -------------
Balance, October 31, 1997                                          --               81,186        117,861,372     (111,552,038)
Issuance of 115,273 shares of common stock
   to employees                                                    --                1,000            (41,263)              --
Private placement of 20,000 shares of
   convertible preferred stock, net of issuance
   costs, including 24,000 shares of common stock                 200                  240          1,794,549               --
Conversion of convertible note for 32,354 shares of
   Series 1998 A convertible preferred stock                      324                   --          3,219,922               --
Conversion of 500 shares of Series 1998 B convertible
  preferred stock to 50,000 shares of common stock                 (5)                  --           (652,995)              --
Dividends on preferred stock                                       --                   --            (18,621)        (116,020)
Net reduction in unrealized gain on securities                     --                   --                 --               --
Net loss                                                           --                 --                  --        (2,997,106)
                                                              -------            ---------       ------------    -------------
Balance, October 31, 1998                                         519               82,426        122,162,964     (114,665,164)
Issuance of 1,738 shares of common stock
   and transfer of 5,037 shares of treasury stock for
   employee benefits                                               --                   17            (52,527)              --
Private placement of 500,000 shares of common stock,
   net of issuance costs                                           --                5,000          1,530,208               --
Private placement of 15,000 shares of convertible
   preferred stock, net of issuance costs,
   including 20,000 shares of common stock                        150                  200          1,356,650               --
Conversion of 19,500 shares of Series 1999 A convertible
  preferred stock to 1,155,975 shares of common stock
  including the transfer of 15,175 shares
  out of treasury stock (195)                                  11,408             (600,908)                --               --
Issuance of 17,221 shares of common stock in
   connection with consulting agreement                            --                  172             49,828               --
Dividends on preferred stock                                      636              108,662           (355,736)        (246,438)
Net reduction in unrealized gain on securities                     --                   --                 --               --
Net loss                                                           --                   --                 --       (8,611,271)
                                                                                 ---------       ------------    -------------
Balance, October 31, 1999                                     $   474            $  99,859       $124,554,877    ($123,632,171)
                                                              =======            =========       ============    =============

                                                                 EQUITY          TREASURY
                                                              ADJUSTMENTS      STOCK AT COST         TOTAL
                                                              -----------      -------------         -----
                                                              C>
Balance, October 31, 1996                                     $   171,278       ($1,653,497)      $ 14,403,240
Issuance of 5,793 shares of common stock
   for employee benefits                                               --           125,389             40,808
Issuance of 136,000 shares of common stock
   in settlement of a royalty obligation                               --                --            387,600
Conversion of 5,834 shares of Series B
  convertible preferred stock to
  44,030 shares of common stock                                        --                --                 --
Dividends on preferred stock                                           --                --             12,134
Foreign currency translation                                     (161,536)               --           (161,536)
Net reduction in unrealized gain on securities                     (2,503)               --             (2,503)
Net loss                                                               --                --         (9,810,092)
                                                              -----------       ------------       ----------
Balance, October 31, 1997                                           7,239        (1,528,108)         4,869,651
Issuance of 115,273 shares of common stock
   to employees                                                        --           195,553            155,290
Private placement of 20,000 shares of
   convertible preferred stock, net of issuance
   costs, including 24,000 shares of common stock                      --                --          1,794,989
Conversion of convertible note for 32,354 shares of
   Series 1998 A convertible preferred stock                           --                --          3,220,246
Conversion of 500 shares of Series 1998 B convertible
  preferred stock to 50,000 shares of common stock                     --           653,000                 --
Dividends on preferred stock                                           --            20,165           (114,476)
Net reduction in unrealized gain on securities                     (3,327)               --             (3,327)
Net loss                                                               --                --         (2,997,106)
                                                              -----------       ------------       ----------
Balance, October 31, 1998                                           3,912          (659,390)         6,925,267
Issuance of 1,738 shares of common stock
   and transfer of 5,037 shares of treasury stock for
   employee benefits                                                   --            69,695             17,185
Private placement of 500,000 shares of common stock,
   net of issuance costs                                               --                --          1,535,208
Private placement of 15,000 shares of convertible
   preferred stock, net of issuance costs,
   including 20,000 shares of common stock                             --                --          1,357,000
Conversion of 19,500 shares of Series 1999 A convertible
  preferred stock to 1,155,975 shares of common stock
  including the transfer of 15,175 shares
  out of treasury stock                                              (195)          589,695                --
Issuance of 17,221 shares of common stock in
   connection with consulting agreement                                --                --             50,000
Dividends on preferred stock
Net reduction in unrealized gain on securities                     (3,912)               --             (3,912)
Net loss                                                               --                --         (8,611,271)
                                                              -----------       -----------       ------------
Balance, October 31, 1999                                     $        --       $        --       $  1,023,039
                                                              ===========       ===========       ============

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                          ECOGEN INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Year Ended October 31,
                                                                     1999                1998                 1997
                                                                     ----                ----                 ----
Cash flows from operating activities:
 Net loss                                                         ($8,611,271)        ($2,997,106)        ($9,810,092)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Loss (gain) on sale or disposition of assets                     101,000            (542,268)                 --
     Depreciation and amortization expense                            702,399             762,149           1,355,310
     Noncash interest and other expense                               351,861             336,933                  --
     Changes in operating assets and liabilities,
       net of effects from acquisitions/dispositions:
        (Increase) decrease in inventory                           (1,059,643)          2,352,999          (1,502,295)
        Decrease (increase) in trade receivables, net               1,652,947          (1,569,383)              4,091
        Decrease (increase) in prepaid expenses
         and other current assets                                     237,028             (52,844)            (77,708)
        Increase (decrease) in accounts payable and
         accrued expenses                                             619,053          (1,650,833)           (105,868)
        (Decrease) increase in deferred revenue                      (485,853)           (471,941)            856,427
        (Decrease) increase in other long-term obligations                 --             297,071            (116,530)
        Other                                                          90,404              47,937             137,795
                                                                  -----------         -----------         -----------
  Net cash used in operating activities                            (6,402,075)         (3,487,286)         (9,248,870)
                                                                  -----------         -----------         -----------
Cash flows from investing activities:
  Proceeds from maturities of temporary
   investments                                                        813,150           1,263,000           3,441,068
  Purchase of temporary investments                                        --          (1,530,135)                 --
  Purchase of plant and equipment                                    (101,796)           (351,886)           (520,144)
  Net proceeds from sale of pheromone
   product line                                                            --           1,659,410                  --
                                                                  -----------         -----------         -----------
 Net cash provided by investing activities                            711,354           1,040,389           2,920,924
                                                                  -----------         -----------         -----------
Cash flows from financing activities:
  Net proceeds from sale of common
    and convertible preferred stock, net of
    issuance costs                                                  2,892,208           1,794,989                  --
  Net proceeds from issuance of common
    shares under stock option plan                                      4,449              10,565               9,752
  Repayment of capital lease obligation                              (297,304)           (223,823)           (476,089)
  Net proceeds from line of credit                                  1,081,931           1,050,000                  --
  Proceeds from issuance of convertible note                               --                  --           3,000,000
                                                                  -----------         -----------         -----------
Net cash provided by financing activities                           3,681,284           2,631,731           2,533,663
                                                                  -----------         -----------         -----------

                                                                   (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                          ECOGEN INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                                         Year Ended October 31,
                                                               1999               1998               1997
                                                               ----               ----               ----
Effect of foreign exchange rate changes on cash                     --                 --             (1,815)
                                                            ----------         ----------        -----------

Net increase (decrease) in cash and cash equivalents        (2,009,437)           184,834         (3,796,098)

Cash and cash equivalents, beginning of year                 2,009,437          1,824,603          5,620,701
                                                                               ----------        -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                              --         $2,009,437        $ 1,824,603
                                                            ==========         ==========        ===========

-------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for:
     Interest                                               $211,226           $171,136          $142,489
     Income taxes-                                                --                 --                --

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

     In 1999 and 1997, debt totaling approximately $304,810 and $262,000, respectively, was incurred by the Company for the acquisition of equipment.

     In 1999 and 1998, holders of the Company's Series 1998 A convertible preferred stock converted 19,500 and 500 shares, respectively, of preferred stock to 1,155,975 and 50,000 shares of common stock. In 1997, holders of the Company's Series B convertible preferred stock converted 5,834 shares of preferred stock to 44,030 shares of common stock. Noncash dividends on preferred shares settled through the issuance of common stock amounted to $109,298, $116,020 and $1,815 in fiscal 1999, 1998 and 1997, respectively.

     In 1999, 1998 and 1997, the Company transferred 5,037, 15,273 and 9,755 shares, respectively, of treasury stock to outstanding shares pursuant to certain employee benefit plans. Also in 1999, the Company issued 1,738 shares of common stock pursuant to certain employee benefit plans.

     In 1999, the Company issued 17,221 shares of common stock pursuant to a consulting agreement.



     See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                          ECOGEN INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                         October 31, 1999, 1998 and 1997

(1) Basis of Presentation and Summary of Significant Accounting Policies

     Organization, business activities and liquidity:
         The consolidated financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Included in other long-term obligations is approximately $1.5 million which represents cash received from the minority stockholders of the Company's research and development subsidiary. Such amounts were recorded as other long-term obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 68, "Research and Development Arrangements."

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

         Since its inception in 1983, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances, and product sales. In 1998, the Company obtained a two-year working capital line of credit; such credit facility expires in August 2000 and approximately 1.6 million is outstanding under that credit facility as of February 15, 2000. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal 2000 based on reduced spending levels, if necessary. However, the Company's working capital line of credit will need to be renewed or refinanced in August 2000. (See note 18 of the notes to the consolidated financial statements.) The Company continues to evaluate various programs to raise additional funds, pursue strategic initiatives and refinance its working capital facility. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful refinancing its working capital line of credit or in raising additional funding, the Company would take a number of steps to conserve cash, including reducing expenditures.

         Effective November 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS No. 130 had no impact on the Company's results of operations for the fiscal year ended October 31, 1999 and an immaterial impact for the fiscal years ended October 31, 1998 and 1997. The net loss is substantially equal to the comprehensive loss for the periods.

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

                          ECOGEN INC. AND SUBSIDIARIES

(1) Basis of Presentation and Summary of Significant Accounting Policies, cont.

     Temporary investments:
         At October 31, 1999, the Company held no temporary investments. Temporary investments had consisted of certificates of deposit, U.S. Government obligations and corporate debt securities with original maturities greater than three months. The Company's temporary investments were available for sale to fund operations. Securities for which there is not the positive intent and ability to hold to maturity were classified as available for sale and are carried at fair value.

         At October 31, 1998 the Company held a corporate debt security and a certificate of deposit with contractual maturities of greater than three months but less than one year, with costs of $513,000 and $296,238, respectively and fair values of $513,000 and $300,150, respectively. Unrealized holding gains and losses on securities classified as available for sale are carried as a separate component of stockholders' equity. Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," a $3,912 unrealized holding gain had been recorded in a separate component of stockholders' equity as of October 31, 1998.

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

     Other assets:
         Other long-term assets include prepaid royalties that are charged to expense in relation to sales.

     Net loss per common share:
         Basic income (loss) per share is based on net income (loss) for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on net income (loss) for the relevant period divided by common shares outstanding and other potential common shares if they are dilutive.

         Because the Company reported a net loss per share, there is no difference between the Company's historic net loss per share calculation and basic and diluted net loss as calculated, since all potential common shares were anti-dilutive. The conversion of the convertible preferred stock into common shares and adding back dividends and interest expense incurred during the year was not included in the net loss per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive.

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

     Reclassification:
         Certain amounts contained in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

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

(2) Inventory

         Inventory consists of the following components as of October 31, 1999 and 1998:

                                                                             1999                        1998
                                                                             ----                        ----
         Raw materials and packaging supplies                            $   530,739                 $   526,914
         Work in process                                                     588,889                     827,573
         Finished goods                                                    4,238,389                   2,943,887
                                                                           ---------                   ---------
                                                                          $5,358,017                  $4,298,374
                                                                          ==========                  ==========

(3) Plant and Equipment

         Plant and equipment consist of the following components as of October 31, 1999 and 1998:

                                                                                 1999                   1998
                                                                                 ----                   ----
         Manufacturing and laboratory equipment                               $3,524,898              $4,468,802
         Office furniture and sales equipment                                    810,103                 785,128
         Leasehold improvements                                                2,949,089               3,161,850
                                                                               ---------               ---------
                                                                               7,284,090               8,415,780
         Less accumulated depreciation and amortization                       (4,909,628)             (5,644,525)
                                                                              -----------             -----------
                                                                              $2,374,462             $ 2,771,255
                                                                              ==========             ===========

         Included in plant and equipment is $108,000 of capitalized interest as of October 31, 1999 and 1998.

(4) Accrued Expenses

         Included in accounts payable and accrued expenses on the accompanying balance sheet are accrued expenses that consist of the following components as of October 31, 1999 and 1998:

                                                                                    1999                  1998
                                                                                    ----                  ----
         Current portion of capital lease obligations                        $   360,851             $   402,886
         Dividends                                                               362,339                 115,900
         Payroll costs                                                           104,637                 100,342
         Other                                                                   825,110                 604,077
                                                                               ---------            ------------
                                                                              $1,652,937              $1,223,205
                                                                              ==========              ==========

                                      F-10

                          ECOGEN INC. AND SUBSIDIARIES

(5) Long-term Debt

         During 1997, the Company sold, in a private placement, a $3.0 million 8% convertible secured note (the "Note") to an institutional shareholder of the Company. In 1998, the Note plus accrued interest was exchanged for 32,354 shares of Series 1998 A 8% convertible preferred stock (see note 8).

         During 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit expires in August 2000 (subject to earlier termination on certain events of default), bears interest at prime plus 1.25% (prime + 3.25 % on certain events of default) and is fully collateralized by the Company's assets other than certain of its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At October 31, 1999, the balance outstanding under the line was $2.2 million. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock. At January 31, 2000, the Company was not in compliance with such covenants; however, such noncompliance has been waived by the lender.

(6) Commitments

     Leases:
         The Company leases its facilities and certain equipment and automobiles under various noncancelable operating and capital leases. Rental expense charged to operations aggregated approximately $304,000, $325,000 and $574,000 for fiscal 1999, 1998 and 1997, respectively.
         Minimum lease payments under noncancelable long-term leases for the years subsequent to October 31, 1999 are as follows:

                                                              Capital                Operating
                                                              Leases                   Leases
                                                              ------                   ------
                                        2000                    379,631                 255,876
                                        2001                    213,779                 236,743
                                        2002                     48,376                 220,903
                                        2003                         --                 206,662
                                        2004                         --                  84,680
                                                               --------              ----------
              Total minimum lease payments                     $641,037              $1,004,864
              Less: Interest and fees                            30,749              ==========
                                                               --------
              Present value of net minimum
                 lease payments.                                611,037
              Less: Current portion of capital
                 lease obligations (included in
                 accounts payable and accrued
                 expenses)                                      360,851
                                                               --------
              Long-term capital obligations
                 (included in long-term debt)                  $250,186
                                                               ========

                          ECOGEN INC. AND SUBSIDIARIES

(7) Research, Development and License Agreements

         In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights to the Company's Bt technology for an aggregate nonrefundable purchase price of $5.0 million in cash, which was recorded as license and other income in the first quarter of fiscal 1996, (ii) the sale by the Company to Monsanto of common stock for an aggregate purchase price of $10.0 million, and (iii) a research and development ("R&D") collaboration arrangement with Monsanto, which, by amendment, expired in January 1999, for the further development of the Company's Bt gene library for a minimum of $10.0 million. Under this agreement, the Company recognized as research contract revenue approximately $.5, $5.0 million and $2.9 million in fiscal 1999, 1998 and 1997, respectively. During fiscal 1997 and 1998, Monsanto advanced a total of $1.2 million of commercialization success fees. These payments, plus related interest, are recorded as deferred revenue in other long-term liabilities and will be recognized as revenue when earned as Monsanto commercializes products with technology developed by Ecogen.

(8) Preferred Stock

     Series 1998 A Convertible Preferred Stock:
       In June 1998, the Company sold 20,000 shares of Series 1998 A 8% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.8 million. The holder of the preferred stock was also issued five-year warrants to purchase 180,000 shares of common stock at $3.525 per share. Included in the fee paid to the placement agent in connection with the transaction were 24,000 shares of the Company's common stock. During fiscal 1998, 500 shares of Series 1998 A convertible preferred stock were converted into 50,000 shares of the Company's common stock in accordance with its terms. During fiscal 1999, the Company issued 1,155,975 shares of its common stock in exchange for 19,500 shares of the Company's Series 1998A convertible preferred stock. The Company also issued 63,506 shares of its common stock in payment of cumulative dividends at the time of conversion.

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

     Series 1998 C Convertible Preferred Stock:
         In August 1998, the Company exchanged an 8% convertible secured note due in October 2002 in the amount of $3.2 million for 32,354 shares of newly issued 8% Series 1998 C convertible preferred stock with a stated value of $100 per share. The holder of the Note is a principal stockholder of the Company. Dividends on the preferred stock are payable semi-annually in cash or shares of preferred stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the preferred

                          ECOGEN INC. AND SUBSIDIARIES

(8) Preferred Stock, cont.

     Series 1998 C Convertible Preferred Stock, cont.: stock. At the election of the holder, the preferred stock may be converted into common stock of the Company at any time and from time-to-time beginning in August 1999 at a conversion price equal to the lesser of $2.125 per share (subject to adjustment under certain circumstances) and the average market price, as defined in the agreement, over a five-day period at the time of conversion. The Company, at its option, may require conversion of the preferred stock if the average market value of the Company's common stock is greater than $4.00 per share over a ten-day period. The Company, at its option, may redeem the preferred stock at 125% of the stated value. Furthermore, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the preferred stock at various premiums over stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, or the common stock has a market value of less than $1.00 per share for 30 consecutive days, the dividend rate may increase and the Company could be required to pay such dividends in cash. In such event and if the unpaid dividends exceed $37,500 for a period of 30 days, the Company may be required to appoint two designees of the holders of a majority of the outstanding preferred stock to the Company's Board of Directors.

     Series 1999 A Convertible Preferred Stock:
         In May 1999, the Company sold 15,000 shares of Series 1999A 7% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.4 million. The holder of the preferred stock was issued five-year warrants to purchase 120,000 shares of common stock at $3.98 per share. Dividends are payable semi-annually in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holder, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $3.69 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holder of the preferred stock has certain registration rights with respect to the shares of common stock underlying the warrants and the convertible preferred stock Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 1999A preferred stock the Company is required to recognize an assumed incremental yield of $.8 million (calculated at the date of issuance based on the conversion formula in the agreement). Such amounts are being amortized as preferred stock dividends over a seven-month period beginning with the date of issuance. Subsequent to October 31, 1999, the holder of the preferred converted 5,500 shares of preferred stock into 498,747 shares of the Company's common stock.

                          ECOGEN INC. AND SUBSIDIARIES

(9) Common Stock

         In July 1999, the Company sold 500,000 shares of common stock to an institutional investor in a private placement for $3.09 per share for net proceeds of $1.5 million.

         Certain shareholders have been granted demand and piggyback registration rights with respect to its shares, and have the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company.

(10) Warrants and Other Options

         As of October 31, 1999, the Company had the following warrants and options outstanding and exercisable into shares of the Company's common stock (excluding stock options issued under the Company's stock option plan - see note 11) as follows:

                                                Shares of           Price Range Per            Expiration
                                               Common Stock           Share/Unit                  Dates
                                               ------------           ----------                  -----
              Warrants                             377,877           $3.53 - 7.31             2000 - 2004
              Other Options                         51,244          $11.70 - 63.00            2001 - 2003

         Subsequent to October 31, 1999, the Company issued 200,000 five-year warrants priced at $1.25 in connection with a guarantee of a loan agreement. (See note 18 of notes to consolidated financial statements.) The estimated value of such warrants, $183,556, will be capitalized and amortized as additional interest expense over the term of the loan.
(11) Stock Option Plan and Other Matters

         During 1999 the Company's stockholders approved the 1999 stock option plan ("1999 Option Plan") under which 1,500,000 shares of common stock may be issued. The Option Plan permits the granting of both incentive stock options and non-statutory stock options. The option price of the shares for incentive stock options may not be less than the fair market value of such stock at the grant date as determined under the 1999 Option Plan. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after grant date.

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

         Effective November 1, 1996, Ecogen adopted SFAS No. 123. As permitted by the standard, the Company has elected to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for measurement and recognition of stock-based transactions with employees. In accordance with APB No. 25, no compensation cost has been recognized for the Company's option plans. Had the determination of compensation cost for these plans been based on fair value

                          ECOGEN INC. AND SUBSIDIARIES

(11) Stock Option Plan and Other Matters, cont.

         at the grant dates for awards under these plans, consistent with the method under SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below:

                                                                     1999              1998               1997
                                                                     ----              ----               ----
         Net Loss Available to Common Stockholders:
                           As Reported                            ($9,753,451)       ($3,113,126)      ($9,811,907)
                           Pro Forma                             ($10,088,417)       ($3,268,710)      ($9,994,255)

         Basic and Diluted Net Loss Per Common Share:
                     As Reported                                    ($1.05)            ($.39)             ($1.23)
                      Pro Forma                                     ($1.09)            ($.41)             ($1.26)

         The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

         The fair value of each option grant is estimated on the date of grant by using the Black-Scholes Option Pricing Model. The per share weighted-average fair values on the date of grant for options granted during 1999, 1998 and 1997 were $1.51, $.73 and $2.04, respectively.
         The following weighted-average assumptions were used for grants in fiscal 1999, 1998 and 1997:

                                                                   1999                1998               1997
                                                                   ----                ----               ----
                  Expected Dividend Yield                           0%                 0%                   0%
                  Expected Volatility                              85%                82%                  70%
                  Risk-Free Interest Rate                         9.5%                 8%                   8%
                  Expected Option Lives (years)                     3                  3                    3

A summary of the status of the Option Plans as of October 31,1999, 1998 and 1997 and changes during the years then ended are as follows:

                                                                    Options Outstanding
                                                                    -------------------
                                                            Shares                Weighted-Average Exercise Price
                                                            ------                -------------------------------
         Balance, October 31, 1996                         604,228                              $11.06
              Granted                                      410,694                              $ 4.16
              Exercised                                    (11,096)                             $ 2.56
              Canceled                                    (305,703)                             $12.58
                                                           -------

         Balance, October 31, 1997                         698,123                              $ 6.50
              Granted                                      675,000                              $ 1.25
              Exercised                                     (5,761)                             $ 2.56
              Canceled                                    (216,701)                             $ 6.10
                                                          --------

         Balance, October 31, 1998                       1,150,661                              $ 3.08
              Granted                                      968,000                              $ 2.50
              Exercised                                      1,738                              $ 2.56
              Canceled                                    (339,397)                             $ 2.68

         Balance, October 31, 1999                       1,777,526                              $ 3.16

                          ECOGEN INC. AND SUBSIDIARIES

(11) Stock Option Plan and Other Matters, cont.

         The following table summarizes information about fixed stock options outstanding at October 31, 1999:

                                    Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------------            -------------------
                                                         Weighted-
                                       Number          Average         Weighted-       Number           Weighted-
              Range of             Outstanding       Remaining          Average      Exercisable         Average
           Exercise Price           at 10/31/99  Contractual Life   Exercise Price   at 10/31/99      Exercise Price
          $ 1.25  -  $  3.25         1,601,326       9.13 years            2.15        391,167              2.10
          $ 5.88  -   $10.94           174,600       5.03 years            8.69        171,800              8.73
          $14.38  -   $53.06             1,600       3.67 years           34.45          1,600             34.45
                                     ---------                                         ------
          $ 1.25  -   $53.06         1,777,526       8.72 years            2.82        564,567              4.21

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

         In fiscal 1998, 100,000 shares of common stock were awarded to an officer of the Company. The Company recorded compensation expense in connection with the award of $5,208 and $114,583 in fiscal 1999 and 1998, respectively.

(12)   Geographic Area and Related Information

         The Company's operations consist primarily of the research, development and marketing of biopesticide and related products, which constitutes one industry segment. Information with respect to the Company's operations by geographic area for the fiscal years ended October 31, 1999, 1998 and 1997 is as follows:

                                                       1999                1998               1997
                                                       ----                ----               ----
         Revenues:
           United States:
                Unaffiliated customers              $ 7,357,231        $16,398,136        $ 11,411,109
                Transfers to other
                   geographic areas                          --                 --             413,849
                                                    -----------        -----------        ------------
                                                      7,357,231         16,398,136          11,824,958
                                                    -----------        -----------        ------------
              Other:
                Unaffiliated customers                       --                 --             399,979
                Eliminations and adjustments                 --                 --            (413,849)
                                                    -----------        -----------        ------------
            Total revenues                          $ 7,357,231        $16,398,136        $ 11,811,088
                                                    -----------        ===========        ============

                          ECOGEN INC. AND SUBSIDIARIES

(12) Geographic Area and Related Information, cont.


     Net loss:
           United States                       ($ 8,611,271)        ($ 2,997,106)        ($ 9,188,902)
           Other                                         --                   --             (528,223)
           Eliminations and adjustments                  --                   --              (92,967)
                                               ------------         ------------         ------------
         Total operating loss                  ($ 8,611,271)        ($ 2,997,106)        ($ 9,810,092)
                                               ============         ============         ============

         Identifiable assets:
           United States                       $ 10,422,208         $ 14,636,437         $ 17,509,332
           Other                                     40,064               40,064               48,720
           Eliminations and adjustments                  --                   --                   --
                                               ------------         ------------         ------------
         Total identifiable assets             $ 10,462,272         $ 14,676,501         $ 17,558,052
                                               ============         ============         ============

         Of the United States revenues from unaffiliated customers included above, $2,072,352, $3,479,218 and $1,605,247 were export revenues in fiscal 1999, 1998 and 1997, respectively.

         Sales derived from one customer aggregated 22% of total revenues in fiscal 1999. Sales derived from another customer aggregated 13% of total revenues in fiscal 1999. Sales derived from another customer aggregated 20% of total revenues in fiscal 1998. Sales derived from another customer aggregated 13% of total revenues in fiscal 1997. Research contract revenues derived from one entity aggregated 32% and 25% of total revenues in fiscal 1998 and 1997, respectively.

 (13) Income Taxes

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of October 31, 1999 and 1998 are presented below:

                                                       1999                 1998
                                                       ----                 ----
Deferred tax assets:
     Purchased research, development and
       investment in affiliated companies         $  9,667,000         $  9,667,000
     Net operating loss carryforwards               28,325,000           25,463,000
     Research experimentation credit
       carryforward                                  2,414,000            2,414,000
     Other                                           1,687,000            1,638,000
                                                  ------------         ------------
         Total gross deferred tax assets            42,093,000           39,182,000
     Less valuation allowance                       41,849,000           38,935,000
                                                  ------------         ------------
         Net deferred tax assets                       244,000              247,000
                                                  ------------         ------------
Deferred tax liabilities:
       Furniture, equipment, and leasehold
       improvements, principally due to
         differences in depreciations                 (244,000)            (247,000)
                                                  ------------         ------------
         Total gross deferred tax
              liabilities                             (244,000)            (247,000)
                                                  ------------         ------------

         Net deferred taxes                       $         --         $         --
                                                  ============         ============


         The net change in the total valuation allowance for fiscal 1999 and 1998 was an increase

                          ECOGEN INC. AND SUBSIDIARIES

(13) Income Taxes, cont.:

         of approximately $3,022,000 and $1,211,000, respectively.

         At October 31, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $83.3 million, expiring from 2000 through 2014, which are available to offset future Federal taxable income, if any. The Company also has research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $2.4 million, expiring from 2000, which are available to reduce future Federal income taxes, if any, expiring from 2000 through 2012. The Company's ability to use such net operating loss and research and experimental credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

(14) Special Charges:

         During the fourth quarter of fiscal 1999, the Company recorded an addition to the reserve for inventory obsolescence and rework of $400,000.

         During the fourth quarter of fiscal 1997, the Company recorded a special charge of $1,416,263 for the realignment of the Company's manufacturing process involving its new water dispersible granular products, including the write-down of plant and equipment and other costs. During the third quarter of fiscal 1997, the Company recorded a charge of $209,629 relating to the shutdown of a research laboratory in Israel. Severance payments included in these charges are not significant, and there are no future payouts associated with these special charges.

 (15) Profit Sharing 401(k) Plan

         The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all full-time U.S. employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company contributes 75% of the employees' contributions for employees with under five years of service, and 100% for employees with greater than five years of service, subject to a maximum equal to 6% of the employees' compensation. The matching Company contribution vests over a five-year period. Employees may elect to have the Company matching contribution in Ecogen common stock. The Company contributed approximately $115,000, $132,000 and $161,000 to the 401(k) Plan in fiscal 1999, 1998 and 1997, respectively.

(16) Related-party Transactions

         A director, elected during fiscal 1996, is a partner of a law firm that has acted as legal counsel to the Company. The Company recorded fees and costs of approximately $156,000, $187,000 and $51,000 to this law firm during fiscal 1999, 1998 and 1997, respectively.

         A director elected during fiscal 1998 is a partner of an investment firm that holds all of the Company's outstanding Series 1998 C preferred stock. The Company recorded dividends of approximately $261,000 during fiscal 1999 and interest and dividends of approximately $249,000 during fiscal 1998 to this investment firm. During fiscal 1997, the Company also recorded interest of approximately $38,000 to this investment firm.

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

                                                                                Year Ended October 31,
                                                                            1998                 1997
                                                                            ----                 ----
                                                                     ($ in thousands except per share data)
                Total revenues                                            $13,790                 $8,951
                Net loss available to common
                   stockholders                                           ($3,867)               ($9,926)
                Basic and diluted net
                   loss per common share                                    ($.48)                ($1.25)

       The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the disposition of the pheromone product line actually occurred on the date indicated, nor is it necessarily indicative of the Company's future consolidated results of operations.

(18)     Subsequent Events

       Preferred Stock:

         Series 2000-A Convertible Preferred Stock:
         On February 14, 2000, the Company sold 15,000 shares of Series 2000-A 7% convertible preferred stock, stated value $100 per share, to institutional investors for net proceeds of $1.4 million. The holders of the preferred stock were issued five-year warrants to purchase 200,000 shares of common stock at $2.66 per share. Dividends are payable quarterly in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holders, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $2.73 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain

                          ECOGEN INC. AND SUBSIDIARIES

(18)     Subsequent Events, cont.

       Preferred Stock, cont.:

         Series 2000-A Convertible Preferred Stock, cont.: circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holders of the preferred stock has certain registration rights with respect to the shares of common stock underlying the warrants and the convertible preferred stock. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 2000-A preferred stock the Company is required to recognize an assumed incremental yield of $592,496 (calculated at the date of issuance based on the conversion formula in the agreement). Such amounts will be amortized as preferred stock dividends over a seven-month period beginning with the date of issuance.

       Loan Agreement:

         On December 24, 1999, the Company obtained a secured loan for $1,500,000 with a financial institution that is controlled by a principal stockholder of the Company. The loan requires a $500,000 principal payment in June 2000 with the balance due in June 2001. The loan bears interest at prime plus 2% and is payable monthly. The loan is collateralized by the Company's assets. The loan is guaranteed by a corporation controlled by one of the Company's principal shareholders. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. Such warrants have a value of $183,556 and will be recorded as deferred debt expense. This amount will be amortized as interest expense over the life of the loan.

       Acquisition:

         On February 15, 2000, the Company completed its acquisition of certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLP. The Company issued 1,351,351 shares of the Company's common stock valued at $3,000,000 upon the closing of the transaction. Prior to the closing, the Company acquired approximately $391.000 of Mycogen's inventory of sprayable Bt products, under a distribution agreement effective January 1, 2000. Under the terms of the agreement, Mycogen has agreed to hold the shares for a three-year period, except in the event of certain change in control transactions. Mycogen was granted certain demand and piggyback registration rights with respect to the shares. In addition, Mycogen has the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company and market price protection at the time that they sell the shares. The Company and Dow AgroSciences LLC also entered into a five- year supply agreement and the companies have agreed to enter into distribution agreements granting exclusive rights to Dow AgroSciences to sell the acquired products in Mexico, New Zealand and Australia.

         The transaction will be accounted for as a purchase and, accordingly, the total purchase price for the assets of $3,400,000 will be allocated based upon their fair value at the date of acquisition. The assets acquired include inventory and intangible assets including a

                          ECOGEN INC. AND SUBSIDIARIES

(18)     Subsequent Events, cont.

       Acquisition, cont.:

         license to certain genes and strains and product registration rights. The agreement also provides that the Company has no obligation for past or future royalties under a 1998 settlement agreement with Mycogen on a patent infringement dispute. Under purchase accounting, part of the purchase price has been allocated to other assets for the fully paid up royalty and any amounts previously accrued under the settlement agreement have been eliminated in purchase accounting.

         The unaudited pro forma balance sheet at October 31,1999 has been adjusted as follows for the allocation of the purchase price from the Mycogen acquisition:

                                                                 Debit (Credit)
                                                                 --------------
         Cash                                                       (345,000)
         Inventory                                                   991,000
         Other assets                                                565,000
         Accrued liabilities                                          64,000
         Intangible assets                                         1,766,000
         Common stock and additional paid in capital              (3,041,000)

         The allocation of the purchase price is subject to adjustment based on the final determination of fair value at the date of acquisition.

(19)   Unaudited Pro Forma Consolidated Balance Sheet:

         The unaudited pro forma consolidated balance sheet presented is based upon the Company's historical consolidated balance sheet at October 31, 1999 after giving effect to (i) the $1,397,000 net proceeds from the sale of the Series 2000-A convertible preferred stock, (ii) the proceeds from the $1,500,000 secured loan and related warrants, and
         (iii) the acquisition of Mycogen Corporation's sprayable Bt product line as described in note 18 of the notes to the consolidated financial statements.

                                                                    Schedule II

                          ECOGEN INC. AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                   YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997


              Column A                      Column B                   Column C                   Column D          Column E

                                                                       Additions                 Deductions
                                            Balance at       Charged to        Charged to                           Balance at
                                            Beginning        Costs and           Other                                End of
                                            of Period        Expenses           Accounts                              Period
1999:
  Allowance for doubtful accounts           $   80,000        $ 92,928        $                   $   43,905        $  129,023
  Reserve for inventory obsolescence           401,371         900,000                               600,967           700,404
                                            ==========        ========        ============        ==========        ==========

1998:
  Allowance for doubtful accounts           $   77,769        $115,872        $         --        $  113,641        $   80,000
  Reserve for inventory obsolescence         1,006,426         500,000                  --         1,105,055           401,371
                                            ==========        ========        ============        ==========        ==========

1997:
  Allowance for doubtful accounts           $   42,769        $ 35,000        $         --        $       --        $   77,769
  Reserve for inventory obsolescence           675,894         500,000                  --           169,468         1,006,426
                                            ==========        ========        ============        ==========        ==========

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

Date:  February 15, 2000


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

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of February 15, 2000.

Signature                                       Title                                 Date
---------                                       -----                                 ----
/s/ James P. Reilly, Jr.                        Chairman, Chief Executive Officer     February 15, 2000
------------------------                        and Director (Principal Executive
James P. Reilly, Jr.                            Officer)

/s/ Mary E. Paetzold                            Vice President, Chief Financial       February 15, 2000
--------------------                            Officer and Treasurer (Principal
Mary E. Paetzold                                Financial and Accounting Officer)

/s/ Esteban A. Ferrer                           Director                              February 15, 2000
---------------------
Esteban A. Ferrer, Esquire

/s/ Philippe D. Katz                            Director                              February 15, 2000
--------------------
Philippe D. Katz

/s/ Lowell N. Lewis                             Director                              February 15, 2000
-------------------
Lowell N. Lewis

/s/ John R. Sutley                              Director                              February 15, 2000
------------------
John R. Sutley