Form 10-K/A
period 1999-10-31
ECOGEN INC
filed 2000-02-22
CIK 814050

As filed with the Securities and Exchange Commission on February 18, 2000.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

         [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 1999

                                       OR

         [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the Transition period from ________ to __________

                          COMMISSION FILE NUMBER 1-9579

                                   ECOGEN INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE                                        22-2487948
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

 2000 W. CABOT BOULEVARD, #170                         19047-1811
 LANGHORNE, PENNSYLVANIA                               (Zip Code)
 (Address of Principal Executive Offices)

 Registrant's telephone number, including area code:   (215) 757-1590


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

                                            10,509,623

      (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 28, 2000)

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

                                                               (AMENDMENT NO. 1)

FORM 10-K/A.

     The purpose of this Form 10-K/A is to file Exhibits 3.6, 4.3, 4.4, 4.5, 10.149, 10.150, 10.151, 10.152, 21, 24 and 27

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

3.4            Certificate of Designations, Preferences and Rights of
               Series 1998-C Convertible Preferred Stock (Form 9-K dated
               September 2, 1998)*

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

--------------------

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

10.133             Asset Purchase and Sale Agreement among Ecogen Inc.,
                   Ecogen-Bio Inc. and Scentry Biologicals Inc. dated April 28,
                   1998. (Form 10-Q for fiscal quarter ended April 30, 1998)*

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

10.136             Loan and Security Agreement between Congress Financial
                   Corporation and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2, 1998)*
------------------

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

10.149 Restated Severance Compensation Agreement, dated December 9, 1999, between Ecogen Inc, a Delaware corporation and James P. Reilly, Jr.

10.150 Term Loan and Security Agreement, dated as of December 23, 1999, between Ecogen Inc. and The Berkshire Bank.

------------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report. 10.151.

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

-----------------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

                                    SIGNATURE

                  In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ECOGEN INC.

                                        By:/s/ James P. Reilly, Jr.
                                           -------------------------------------
                                            James P. Reilly, Jr.
                                            Chairman and Chief Executive Officer
Date:    February 18, 2000

     The Exhibits that have been filed herewith this Form 10-K/A are summarized as follows:

Exhibit No.                             Description
-----------                             -----------
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

27.            Financial Data Schedule.