Form 10-Q
period 2000-01-31
ECOGEN INC
filed 2000-03-16
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended January 31, 2000

                          Commission File Number 1-9579


                                   Ecogen Inc.
             (Exact name of registrant as specified in its charter)



          Delaware                                             22-2487948
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


2000 W. Cabot Boulevard #170, Langhorne, Pennsylvania              19047
-----------------------------------------------------              -----
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
                                             ---    ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                 Outstanding at February 29, 2000
          -----                                 --------------------------------
Common Stock, $.01 par value                              11,995,612

                                   ECOGEN INC.


                                      INDEX


                                                                                                           Page
                                                                                                           ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets
         as of January 31, 2000 and October 31, 1999.........................................................1

     Unaudited Consolidated Condensed Statements of Operations
         for the three months ended January 31, 2000 and 1999 ...............................................2

     Unaudited Consolidated Condensed Statement of Stockholders' Equity
         for the three months ended January 31, 2000.........................................................3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the three months ended January 31, 2000 and 1999................................................4

     Notes to Unaudited Consolidated Condensed Financial Statements..........................................6

  Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition............11


PART II - OTHER INFORMATION

  Item 6(a) - Exhibits......................................................................................15

PART I - FINANCIAL INFORMATION


                          ECOGEN INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS


----------------------------------------------------------------------------------------------------------------------

Assets                                                               JANUARY 31, 2000                     OCTOBER 31,
                                                           PRO FORMA                 ACTUAL                   1999
                                                         (SEE NOTE 7)
----------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash                                                  $   1,392,377           $      15,377           $           0
   Trade receivables, net                                    1,767,694               1,767,694               1,685,950
   Inventory, net                                            5,909,613               5,372,613               5,358,017
   Prepaid expenses and other current assets                   460,058                 460,058                 387,043
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                   9,529,742               7,615,742               7,431,010

Plant and equipment, net                                     2,231,291               2,231,291               2,374,462
Other assets, net                                            1,380,095                 815,095                 656,800
Intangible assets                                            1,816,000                      --                      --
----------------------------------------------------------------------------------------------------------------------
                                                         $  14,957,128           $  10,662,128           $  10,462,272
======================================================================================================================

Liabilities and Stockholders' Equity (Deficit)

----------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt                         2,639,375               2,639,375               2,193,145
   Accounts payable and accrued expenses                     4,125,668               4,248,668               4,010,120
----------------------------------------------------------------------------------------------------------------------
        Total current liabilities                            6,765,043               6,888,043               6,203,265

Long-term debt                                               1,148,613               1,148,613                 250,186
Long-term deferred revenue                                   1,482,569               1,482,569               1,451,928
Minority interest in subsidiary                              1,533,854               1,533,854               1,533,854
----------------------------------------------------------------------------------------------------------------------
         Total liabilities                                  10,930,079              11,053,079               9,439,233
----------------------------------------------------------------------------------------------------------------------
Stockholders' equity (Deficit):
   Preferred stock:
       Series 2000 A                                               150                      --                      --
       Series 1999 A                                                95                      95                     150
       Series 1998 C                                               324                     324                     324
   Common stock                                                118,607                 105,093                  99,859
   Additional paid-in capital                              129,182,870             124,778,534             124,554,877
   Accumulated deficit                                    (125,274,997)           (125,274,997)           (123,632,171)
----------------------------------------------------------------------------------------------------------------------
        Total stockholders' equity (deficit)                 4,027,049                (390,951)              1,023,039
----------------------------------------------------------------------------------------------------------------------
                                                         $  14,957,128           $  10,662,128           $  10,462,272
======================================================================================================================



See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------
                                                                      THREE MONTHS ENDED
                                                                          JANUARY 31,
                                                                  2000                  1999
------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net                                          $  1,099,500           $ 1,741,565
  Contract research                                                     --               515,891
------------------------------------------------------------------------------------------------
    Total revenues                                            $  1,099,500           $ 2,257,456
------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                            906,530             1,575,159
  Research and development:
    Funded by third parties                                             --               224,676
    Self funded                                                    441,904               481,294
  Selling, general and administrative                            1,210,037             1,550,877
------------------------------------------------------------------------------------------------
    Total costs and expenses                                     2,558,471             3,832,006
------------------------------------------------------------------------------------------------
Operating loss                                                  (1,458,971)           (1,574,550)

Other income (expense):
    Interest expense, net                                         (146,247)             (111,192)
    Other income                                                    54,351                 8,306
------------------------------------------------------------------------------------------------
    Total other expense, net                                       (91,896)             (102,886)
------------------------------------------------------------------------------------------------

Net loss                                                        (1,550,867)           (1,677,436)

Dividends on preferred stock including assumed
     incremental yield of $63,219 in 2000                          155,177               102,213
------------------------------------------------------------------------------------------------

Net loss allocable to common stockholders                     $ (1,706,044)          $(1,779,649)
================================================================================================

Basic and diluted net loss per common share                   $      (0.17)          $     (0.21)
================================================================================================


Weighted average number of common shares outstanding            10,045,000             8,384,000
================================================================================================


See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

  UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                      Three months ended January 31, 1999


------------------------------------------------------------------------------------------------------------------------------------
                                                         CONVERTIBLE                 ADDITIONAL
                                                          PREFERRED     COMMON        PAID-IN          ACCUMULATED
                                                            STOCK       STOCK         CAPITAL            DEFICIT            TOTAL
------------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1999                                     $474     $ 99,859      $124,554,877      $(123,632,171)    $ 1,023,039

Dividends on preferred stock                                   --          247            26,966            (91,959)        (64,746)

Stock options granted under a consulting
    agreement in 1999                                          --           --            18,067                 --          18,067

Conversion of 5,500 shares of Series 1999 A convertible
    preferred stock to 498,747 shares of common stock         (55)       4,987            (4,932)                --              --

Issuance of 200,000 warrants in connection with
    a loan agreement                                           --           --           183,556                 --         183,556

Net loss                                                       --           --                --         (1,550,867)     (1,550,867)

------------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 2000                                     $419     $105,093      $124,778,534      $(125,274,997)    $ (390,951)
====================================================================================================================================



See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                         2000                  1999
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                          $(1,550,867)          $(1,677,436)
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
         Depreciation and amortization expense                           164,631               170,600
         Noncash interest and other expense                               73,968               110,943
         Changes in assets and liabilities, net                            4,448              (973,324)

------------------------------------------------------------------------------------------------------
Net cash used in by operating activities                              (1,307,820)           (2,369,217)
------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturity of temporary investments                            --               813,150
   Purchase of plant and equipment                                       (21,460)               (6,060)

------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                      (21,460)              807,090
------------------------------------------------------------------------------------------------------

Cash flows from financing activities -
   Proceeds from bank loan                                             1,500,000                    --
   Repayments of line of credit, net                                     (53,770)                   --
   Repayment of capital lease obligations                               (101,573)              (23,262)

------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                    1,344,657               (23,262)
------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                           15,377            (1,585,389)

Cash and cash equivalents, beginning of period                                --             2,009,437

------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                             $    15,377           $   424,048
======================================================================================================

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------
                                                                             THREE MONTHS ENDED
                                                                                 JANUARY 31,
                                                                         2000                  1999
------------------------------------------------------------------------------------------------------
Changes in assets and liabilities:
    Increase in receivables                                          $   (81,744)          $  (337,487)
    Increase in inventory                                                (14,596)              (11,514)
    Increase in prepaid expenses and
       other current assets                                              (73,015)              (37,507)
   Increase in other assets                                                   --               (15,202)
   Increase (decrease) in accounts payable
       and accrued expenses                                              173,803              (123,761)
   Decrease in deferred contract revenue                                      --              (447,853)

------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                        $     4,448           $  (973,324)
======================================================================================================


------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
------------------------------------------------------------------------------------------------------

  During the first quarter of fiscal 2000 and 1999, the Company issued 24,657 and 27,621 shares of common stock as dividends on the Company's preferred stock and 498,747 and 582,479 shares of its common stock upon conversion of the Company's convertible preferred stock.

  During the first quarter of fiscal 1999 the Company transferred 2,968 shares of treasury stock, to outstanding shares pursuant to certain employee benefit plans.
======================================================================================================



See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                            JANUARY 31, 2000 AND 1999


(1) BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       ORGANIZATION, LIQUIDITY AND BASIS OF PRESENTATION:

       The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, 1999 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

       Since its inception, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances, and product sales. In 1998, the Company obtained a two-year working capital line of credit; such credit facility expires in August 2000 and approximately $1.7 million is outstanding under that credit facility as of February 29, 2000. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal 2000 based on reduced spending levels, if necessary. However, the Company's working capital line of credit will need to be renewed or refinanced in August 2000. (See note 4 of the notes to the unaudited consolidated consolidated financial statements.) The Company continues to evaluate various programs to raise additional funds, pursue strategic initiatives and refinance its working capital facility. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in refinancing its working capital line of credit or in raising additional funding, the Company would take a number of steps to conserve cash, including reducing expenditures.

       The results of operations for the interim period ended January 31, 2000 are not necessarily indicative of the operating results for the full year.






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

       NET LOSS PER COMMON SHARE:

       Basic loss per share is based on net loss allocable to common stockholders for the relevant period, divided by the weighted average number of common shares outstanding during the period. Diluted loss per share is based on net loss allocable to common stockholders for the relevant period divided by common shares outstanding and other potential common shares if they are dilutive.

       The conversion of the convertible preferred stock in fiscal 2000 and 1999 into common shares and adding back the dividends incurred during the three-month periods ended January 31, 2000 and 1999, was not included in the net loss per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive.

       RECLASSIFICATIONS:

       Certain reclassifications have been made to the reported amounts in the 1999 financial statements to conform to the 2000 classifications.

(2) INVENTORY

       At January 31, 2000, inventory consisted of raw materials of $523,054, work-in-progress of $901,571 and finished products of $3,947,988.

(3) MONSANTO TRANSACTION

        In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. The amended R&D Contract ended January 1999. During the three months ended January 31, 1999 $.5 million was recorded as contract research revenue principally relating to the Monsanto R&D contract. The amended R&D Contract ended January 1999.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                   CONTINUED

(4) LOAN AGREEMENT

        In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit expires in August 2000 (subject to earlier termination on certain events of default), bears interest at prime plus 3.25% and is fully collateralized by the Company's assets, other than certain of its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At February 29, 2000, the balance outstanding under the line was $1.7 million. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock. At January 31, 2000 the Company was not in compliance with such covenants; however such non compliance has been waived by the lender.

        On December 24, 1999, the Company obtained a secured loan for $1.5 million with a financial institution that is controlled by a principal stockholder of the Company. The loan requires a $0.5 million principal payment in June 2000 with the balance due in June 2001. The loan bears interest at prime plus 2% and is payable monthly. The loan is collateralized by the Company's assets. The loan is guaranteed by a corporation controlled by one of the Company's principal shareholders. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. Such warrants have a value of $183,556 which has been recorded as deferred debt expense. Such amount is being amortized as interest expense over the life of the loan.

(5) STOCKHOLDERS' EQUITY

       During the first quarter of fiscal 2000, the Company issued 498,747 shares of its common stock in exchange for 5,500 shares of the Company's Series 1999-A 7% convertible preferred stock issued in May 1999. The Company also issued 24,657 shares of its common stock in payment of cumulative dividends at the time of conversion.

(6) SUBSEQUENT EVENTS

       PREFERRED STOCK:

       Series 2000-A Convertible Preferred Stock:
       On February 14, 2000, the Company sold 15,000 shares of Series 2000-A 7% convertible preferred stock, stated value $100 per share, to institutional investors for net proceeds of $1.4 million. The holders of the preferred stock were issued five-year warrants to purchase up to 200,000 shares of common stock at $2.66 per share. Dividends are payable quarterly in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of


                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                   CONTINUED


(6) SUBSEQUENT EVENTS, CONT.

       PREFERRED STOCK, CONT.:

       Series 2000-A Convertible Preferred Stock, cont.:
       the holders, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $2.73 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holders of the preferred stock have certain registration rights with respect to the shares of common stock underlying the warrants and the convertible preferred stock. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 2000-A preferred stock the Company is required to recognize an assumed incremental yield of $592,496 (calculated at the date of issuance based on the conversion formula in the agreement). Such amounts will be amortized as preferred stock dividends over a seven-month period beginning with the date of issuance.

       ACQUISITION:

       On February 15, 2000, the Company completed its acquisition of certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLP. The Company issued 1,351,351 shares of the Company's common stock valued at $3,000,000 upon the closing of the transaction. Prior to the closing, the Company acquired approximately $391,000 of Mycogen's inventory of sprayable Bt products, under a distribution agreement effective January 1, 2000. Under the terms of the agreement, Mycogen has agreed to hold the shares for a three-year period, except in the event of certain change in control transactions. Mycogen was granted certain demand and piggyback registration rights with respect to the shares. In addition, Mycogen has the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company. Mycogen also has been granted certain market price protection rights at the time that Mycogen sells the shares which may result in the issuance of additional shares, which may not exceed 20% of the Company's outstanding shares without stockholder approval. The Company and Dow AgroSciences LLC also entered into a five- year supply agreement and the companies have agreed to enter into distribution agreements granting exclusive rights to Dow AgroSciences to sell the acquired products in Mexico, New Zealand and Australia.

                          ECOGEN INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS,
                                   CONTINUED


       ACQUISITION, CONT.:

       The transaction will be accounted for as a purchase and, accordingly, the total purchase price for the assets of $3,425,000, including out of pocket expenses, will be allocated based upon their fair value at the date of acquisition. The assets acquired include inventory and certain identifiable intangible assets including a license to certain genes and strains and product registration and data citation rights. Included in the purchase price is inventory acquired and sold by the Company under a distribution agreement. The agreement also provides that the Company has no obligation for past or future royalties under a 1998 settlement agreement with Mycogen on a patent infringement dispute. Under purchase accounting, part of the purchase price has been allocated to other assets for the fully paid up royalty and any amounts previously accrued under the settlement agreement have been eliminated in purchase accounting.

       The unaudited pro forma balance sheet at January 31, 2000 has been adjusted as follows for the allocation of the purchase price from the Mycogen acquisition:

                                                                 Debit (Credit)
                                                                 --------------
         Inventory                                                     537,000
         Other assets                                                  565,000
         Accrued liabilities                                           123,000
         Intangible assets                                           1,816,000
         Common stock and additional paid in capital                (3,041,000)

       The allocation of the purchase price is subject to adjustment based on the final determination of fair value at the date of acquisition.

(7) UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET

       The unaudited pro forma consolidated balance sheet presented is based upon the Company's historical consolidated balance sheet at January 31, 2000 after giving effect to (i) the $1,377,000 net proceeds from the sale of the Series 2000-A convertible preferred stock, and (ii) the acquisition of Mycogen Corporation's sprayable Bt product line as described in note 6 of the notes to unaudited consolidated condensed financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  THREE MONTHS ENDED JANUARY 31, 2000 AND 1999


OVERVIEW

Total revenues decreased $1.2 million or 51% in fiscal 2000 to $1.1 million from $2.3 million in fiscal 1999. Net product sales decreased 37% from $1.7 million in fiscal 1999 to $1.1 million in fiscal 2000. The Company had a $.9 million backlog at January 31, 2000 for orders received but not shipped including $.4 million of recently acquired Mycogen products. Contract research revenue decreased $.5 million due primarily to the expiration in January 1999 of the research and development contract with Monsanto.

During the first quarter of fiscal 2000, the Company realized a reduction in operating expenses of 27% from $2.3 million in the year-ago period to $1.7 million in the first quarter of fiscal 2000. For the first quarter of fiscal 2000, the Company reported a net loss allocable to common stockholders of $(1.7) million or $(.17) per basic and diluted common share compared to a net loss allocable to common stockholders of $(1.8) million or $(.21) per basic and diluted common share on weighted average shares of 10.0 million and 8.4 million in the first quarter of fiscal 2000 and 1999, respectively.

THREE MONTHS ENDED JANUARY 31, 2000 AND 1999

REVENUES

Net product sales decreased $.6 million or 37% principally due to volume. The Company had a $.9 million backlog at January 31, 2000 for orders received but not shipped, including $.4 million of recently acquired Mycogen products. Sales of the Company's Bt product line, representing 92% of Company product sales, decreased 39% in fiscal 2000. The decrease was principally due to $.8 million of product sales in fiscal 1999 sold to FMC Corporation upon the signing of an agreement to distribute Lepinox in the United States. No comparable sale to FMC occurred in the first quarter of fiscal 2000. Fiscal 2000 product sales to FMC are expected to occur closer to the growing season. The decrease in Lepinox sales was partially offset by $.5 million in product sales of two of the recently acquired Mycogen products Mattch(TM) for caterpillar control in vegetables, vines, and tree fruit and MVP(R)II for caterpillar control in tree nuts and tree fruit. Biofungicide product sales, which represented 2% of product sales in fiscal 2000, decreased $.1 million from the year-ago period, principally due to lower sales of AQ10, the Company's biofungicide for control of powdery mildew. Other product sales increased from nothing in the first quarter of fiscal 1999 to 6% of product sales in fiscal 2000 principally representing soil amendments.

Contract research revenues decreased $.5 million in fiscal 2000 due to the expiration in January 1999 of the research and development agreement with Monsanto that had contributed more than $10 million in contract research revenue over its three-year term.

COSTS AND EXPENSES

Cost of products sold decreased 42% in the first three months of fiscal 2000 compared to the same period in fiscal 1999 due primarily to a 37% decrease in product sales. Gross margins improved from 10% in fiscal 1999 to 18% in fiscal 2000. The higher gross margins in fiscal 2000 were due principally to lower margin international Bt sales being replaced by higher margin domestic Bt sales, including sales of the Mycogen products.

Total operating expenses were $1.7 million in the first quarter of fiscal 2000, compared to $2.3 million in fiscal 1999, a decrease of 27%. Research and development costs decreased $.3 million or 37% due principally to lower personnel costs. The Company's commitment to provide research services to Monsanto expired in January 1999 and the Company's technology continues to approach commercialization, therefore requiring less activity in basic research and process development. Selling, general and administrative expenses were $1.2 million in the first quarter of fiscal 2000 compared to $1.6 million in 1999 representing a decrease of $.3 million or 22% due to lower selling and marketing expenses resulting from lower product sales and to lower general and administrative personnel costs.

The operating loss improved from $(1.6) million in fiscal 1999 to $(1.5) million in fiscal 2000. The improvement was due to improved gross margins and decreased operating expenses.

NET LOSS

Net loss allocable to common stockholders for the three months ended January 31, 2000 was $(1.7) million, compared to a net loss allocable to common stockholders of $(1.8) million for the same period in fiscal 1999. Basic and diluted net loss per share for the three months ended January 31, 2000 was $(.17), compared to net loss per share of $(.21) in the first quarter of fiscal 1999 on weighted average shares outstanding of 10.0 million and 8.4 million in the first three months of fiscal 2000 and 1999, respectively. Net loss allocable to common stockholders included preferred stock dividends of $91,958 and $102,213 in fiscal 2000 and 1999, respectively and an assumed incremental yield of $63,219 in fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2000, the Company used $1.3 million of cash for operations. In December 1999, the Company obtained a $1.5 million variable rate secured loan. Principal on this loan is required to be repaid in 2000 and 2001. The proceeds of the loan were used to fund operations and make payments on the Company's working capital line of credit and capital leases.

In February 2000, the Company raised net proceeds of $1.4 million pursuant to a private placement of 7% convertible preferred stock transaction to institutional investors. In accordance with the terms of the preferred stock, the Company is required to recognize a non-cash, assumed incremental yield of approximately $.6 million, calculated at the date of issuance based on 95% of the average conversion feature, as defined in the agreement. The terms of the preferred stock transaction are disclosed in note 6 of the notes to the consolidated financial statements.

On February 15, 2000, the Company completed its acquisition of certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences Inc. (the "Mycogen Transaction") for aggregate consideration of $3.4 million including shares of common stock with a market value of $3.0 million. (See note 6 of notes to the unaudited consolidated condensed financial statements.)

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal year 2000 based on reduced spending levels, if necessary. However, the Company's two-year working capital line of credit for up to $5.0 million expires in August 2000. At February 29, 2000 $1.7 million is outstanding under this credit facility. Further, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these factors are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources when necessary to fund its strategic priorities.

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

FORWARD-LOOKING STATEMENTS

The discussion set forth by the Company in this report contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves a number of risks and uncertainties that could cause actual results to differ materially from expected results. The Company intends to market and sell a number of new and recently introduced products. Some of these products utilize new formulations which have not to date been produced on a commercial scale or produced on a commercial scale that has been replicated. Certain of the manufacturing processes for such products include newly developed equipment and techniques which are being incorporated into commercial scale manufacturing processes. Risks and uncertainties associated with the successful commercialization of the products include: (i) the successful scale-up of the Company's manufacturing process in time to meet targeted sales opportunities;
(ii) the market acceptance of the Company's current and newly introduced products; (iii) the efficacy, pricing, ease of use and performance of the Company's products; (iv) the successful development, registration, commercialization and marketing of technologically advanced new products; (v) the continued and uninterrupted supply of the Company's products from third-party toll manufacturers and the continued financial viability of such manufacturers; (vi) economic and environmental considerations which impact agricultural crop production and agricultural crop protection, including the number of acres of target crops planted, the cost and efficacy of competitive products, weather conditions and the level of insect and disease infestation on target crops, and (vii) the ability of the Company to fund its strategic priorities through operations or access to capital which may be dependant on maintaining its NASDAQ listing. See additional discussion under "factors that may affect future results" in the Company's annual report on form 10-K for the fiscal year ended October 31, 1999, and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

PART II - OTHER INFORMATION

Item 6            Exhibits and reports in Form 8-K

(a) Exhibits

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

   3.4 Certificate of Designations, Preferences and Rights of Series 1998-C Convertible Preferred Stock (Form
                           8-K, dated September 2, 1998)*

   3.5 Certificate of Designations, Preferences and Rights of Series 1999-A Convertible Preferred Stock (Form
                           10-Q, for fiscal quarter ended April 30, 1999)*

   3.6 Certificate of Designations, Preferences and Rights of Series 2000-A Convertible Preferred Stock (Form
                           10-K, for fiscal year ended October 31, 1999)*

10.153                     Asset Purchase and License Agreement between Ecogen
                           Inc. and Mycogen Corporation dated as of February 15,
                           2000 (Current Report on Form 8-K dated March 1,
                           2000)*

10.154                     Stockholders Agreement between Ecogen Inc. and
                           Mycogen Corporation dated February 15, 2000 (Current
                           Report on Form 8-K dated March 1, 2000)*

10.155                     Purchase and Sale Agreement between Ecogen Inc. and
                           Dow AgroSciences LLC dated as of February 15, 2000
                           (Current Report on Form 8-K dated March 1, 2000)*

10.156 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and Amro International, S.A.,
                           Aspen International, Ltd. and Markham Holdings
                           Limited dated as of February 14, 2000

10.157                     Registration Rights Agreement between Ecogen Inc. and
                           Amro International, S.A., Aspen International, Ltd.
                           and Markham Holdings Limited dated as of February 14,
                           2000

10.158                     Warrant Agreement between Ecogen Inc. and Amro
                           International, S.A. dated February 14, 2000

10.159                     Warrant Agreement between Ecogen Inc. and Aspen
                           International, Ltd. dated February 14, 2000

10.160                     Warrant Agreement between Ecogen Inc. and Markham
                           Holdings Limited dated as of February 14, 2000


(b) Current Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on March 1,
2000 describing the purchase of assets from Mycogen Corporation.


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


Date:  March 16, 2000


                                     ECOGEN INC.



                                     By: /s/ James P. Reilly, Jr
                                         ---------------------------------------
                                         James P. Reilly, Jr.
                                         Chairman and Chief Executive Officer



                                     By: /s/ Michael Johnson
                                         ---------------------------------------
                                         Michael Johnson
                                         Vice President and Corporate Controller