Form 10-Q
period 2000-04-30
ECOGEN INC
filed 2000-06-19
CIK 814050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended April 30, 2000
                                         --------------

                         Commission File Number 1-9579
                                                ------


                                  Ecogen Inc.
                                  -----------
            (Exact name of registrant as specified in its charter)



            Delaware                                        22-2487948
            --------                                        ----------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                      Identification Number)


   2000 W. Cabot Boulevard, Suite #170, Langhorne, Pennsylvania            19047
   ------------------------------------------------------------            -----
           (Address of principal executive offices)                   (Zip Code)



Registrant's telephone number,
including area code                         (215) 757-1590
                                            --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __.
                                              -

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                      Outstanding at May 31, 2000
          -----                                      ---------------------------

Common Stock, $.01 par value                               12,409,842

                                  ECOGEN INC.
                                  -----------

                                     INDEX


                                                                                                      Page
                                                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets as of

       April 30, 2000 and October 31, 1999.........................................................     1

     Unaudited Consolidated Condensed Statements of Operations for the three months and six months ended April 30, 2000
       and 1999....................................................................................     2

     Unaudited Consolidated Condensed Statement of Stockholders'
       Equity for the six months ended April 30, 2000..............................................     3

     Unaudited Consolidated Condensed Statements of Cash Flows
       for the six months ended April 30, 2000 and 1999............................................     4

     Notes to Unaudited Consolidated Condensed Financial
       Statements..................................................................................     6

  Item 2 - Management's Discussion and Analysis of Results
           of Operations and Financial Condition...................................................    11


PART II - OTHER INFORMATION

  Item 2(c)  - Changes in Securities ..............................................................    17

  Item 4     - Submission of Matters to a Vote of Security Holders.................................    18

  Item 6     - Exhibits and Reports on Form 8-K....................................................    18

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements


                         ECOGEN INC. AND SUBSIDIARIES

               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------

Assets                                               April 30,      October 31,
                                                       2000             1999

-------------------------------------------------------------------------------

Current  assets:
   Cash                                          $       6,668    $           -
   Trade receivables, net                            2,387,722        1,685,950
   Inventory, net                                    4,988,315        5,358,017
   Prepaid expenses and other current assets           458,461          387,043
-------------------------------------------------------------------------------

      Total  current  assets                         7,841,166        7,431,010

Plant and equipment, net                             2,060,166        2,374,462
Intangible and other assets, net                     2,971,054          656,800
-------------------------------------------------------------------------------
                                                 $  12,872,386    $  10,462,272
===============================================================================

Liabilities and Stockholders' Equity

-------------------------------------------------------------------------------

Current liabilities:
   Current portion of long-term debt                 2,295,505        2,193,145
   Accounts  payable  and  accrued  expenses         4,288,423        4,010,120
-------------------------------------------------------------------------------
        Total  current  liabilities                  6,583,928        6,203,265

Long-term debt                                       1,104,616          250,186
Long-term deferred revenue                           1,511,847        1,451,928
Minority interest in subsidiary                      1,533,854        1,533,854
-------------------------------------------------------------------------------
        Total liabilities                           10,734,245        9,439,233
-------------------------------------------------------------------------------
Stockholders'  equity:
   Preferred stock:
       Series 2000 A                                       150                -
       Series 1999 A                                         -              150
       Series 1998 C                                       324              324
   Common  stock                                       124,098           99,859
   Additional  paid-in  capital                    129,299,732      124,554,877
   Accumulated  deficit                           (127,286,163)    (123,632,171)
-------------------------------------------------------------------------------
        Total  stockholders'  equity                 2,138,141        1,023,039
-------------------------------------------------------------------------------
                                                 $  12,872,386    $  10,462,272
===============================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                 Six Months Ended
                                                                      April 30,                          April 30,
                                                                2000              1999             2000            1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:

  Product  sales,  net                                      $  2,376,124      $ 1,780,937      $ 3,475,624      $ 3,522,502
  Contract research                                                    -           80,386                -          596,277
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                             2,376,124        1,861,323        3,475,624        4,118,779
-----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                        1,991,860        1,218,249        2,898,390        2,793,408
  Research and development:
    Funded by third parties                                            -           48,331                -          273,007
    Self funded                                                  462,486          583,126          904,390        1,064,414
  Selling, general and administrative                          1,590,957        1,636,348        2,800,994        3,187,225
  Amortization of intangibles                                     41,636                -           41,636                -
-----------------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                   4,086,939        3,486,054        6,645,410        7,318,054
-----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                (1,710,815)      (1,624,731)      (3,169,786)      (3,199,275)

Other income (expense):
    Interest expense, net                                       (226,750)        (134,156)        (372,997)        (245,348)
    Other income                                                       -            7,940           54,351           16,246
-----------------------------------------------------------------------------------------------------------------------------------
    Total other expense, net                                    (226,750)        (126,216)        (318,646)        (229,102)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                      (1,937,565)      (1,750,947)      (3,488,432)      (3,428,377)

Dividends on preferred stock including assumed
     incremental yield of $281,255 and $344,474
     in the three and six months of fiscal 2000, respectively    354,857           72,828          510,034          175,041
-----------------------------------------------------------------------------------------------------------------------------------

Net loss allocable to common stockholders                   ($ 2,292,422)    ($ 1,823,775)    ($ 3,998,466)    ($ 3,603,418)
===================================================================================================================================

Basic and diluted net loss  per  common  share              ($      0.19)    ($      0.20)    ($      0.36)    ($      0.41)
===================================================================================================================================

Weighted average number of common shares
     outstanding                                              12,014,000        9,149,000       11,024,000        8,761,000
===================================================================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

                         ECOGEN INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                       Six months ended April 30, 2000

 -------------------------------------------------------------------------------------------------------------------------
                                                       Convertible              Additional
                                                        Preferred     Common      Paid-in      Accumulated
                                                          Stock       Stock       Capital        Deficit         Total
-------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1999                                     $ 474   $ 99,859  $124,554,877   ($123,632,171)  $ 1,023,039

Dividends on preferred stock                                     -        523        81,075        (165,560)      (83,962)

Stock options granted under a consulting agreement               -          -        26,864               -        26,864
 in 1999

Conversion of 15,000 shares of Series 1999 A
 convertible
    preferred stock to 984,732 shares of common stock         (150)     9,847        (9,697)              -             -

Issuance of 200,000 warrants in connection with a                -          -       183,556               -       183,556
 loan agreement

Issuance of 15,544 shares of common stock for                    -        155        39,676               -        39,831
 employee benefits

Issuance of 1,351,351 shares of common stock for                 -     13,514     3,024,231               -     3,037,745
 acquisition of certain assets

Private placement of 15,000 shares of convertible
 preferred stock,
     net of issuance costs, including 20,000 shares            150        200     1,399,150               -     1,399,500
      of common stock

Net  loss                                                        -          -             -      (3,488,432)   (3,488,432)
-------------------------------------------------------------------------------------------------------------------------
Balance April  30,  2000                                     $ 474   $124,098  $129,299,732   ($127,286,163)  $ 2,138,141
=========================================================================================================================


See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------------

                                                                                                   Six months ended
                                                                                                        April 30,
                                                                                                2000               1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net loss                                                                                   ($3,488,432)        ($3,428,377)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
    Depreciation and amortization expense                                                       348,249             346,568
    Noncash interest and other expense                                                          171,327             210,114
    Changes in assets and liabilities, net of acquisition                                       909,380            (527,968)

---------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                        (2,059,476)         (3,399,663)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Proceeds from maturity of temporary investments                                                     --             813,150
 Purchase of plant and equipment                                                                (44,978)             (4,092)
 Acquisition, net                                                                              (285,000)                 --

---------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                            (329,978)            809,058
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
 Proceeds from bank loan                                                                      1,500,000                  --
 Repayments (proceeds) of line of credit, net                                                  (397,640)            681,053
 Repayment of capital lease obligations                                                        (145,570)            (99,885)
 Net proceeds from sale of convertible preferred stock, net of issuance costs                 1,399,500                  --
 Net proceeds from issuance of common shares under stock option plan                             39,832                  --

---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                     2,396,122             581,168
---------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                                                   6,668          (2,009,437)

Cash and cash equivalents, beginning of period                                                       --           2,009,437

---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                     $    6,668          $       --
===========================================================================================================================

                                                                                                              (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------

                                                                              Six months ended
                                                                                  April 30,
                                                                           2000               1999
-----------------------------------------------------------------------------------------------------
Changes in assets and liabilities, net of acquisition:
   (Increase) decrease in receivables                                     ($  701,772)   $   390,712
   Decrease (increase) in inventory                                         1,292,447     (1,278,144)
   (Increase) decrease in prepaid expenses and
       other current assets                                                   (71,418)       195,856
   Decrease (increase) in other assets                                        120,121        (12,604)
   Increase in accounts payable
       and accrued expenses                                                   270,002        654,105
   Decrease in deferred contract revenue                                           --       (477,893)

------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                              $  909,380    ($  527,968)
======================================================================================================

-------------------------------------------------------------------------------
Noncash investing and financing activities:
-------------------------------------------------------------------------------

 In the first six months of fiscal 2000 and 1999, the Company issued 984,732 and 1,155,975 shares of its common stock upon conversion of the Company's Series 1999A and 1998A convertible preferred stock, respectively, of which 46,924 shares were transferred from treasury stock in fiscal 1999.

 In the first six months of fiscal 2000 and 1999, the Company issued 52,356 and 63,506 shares of common stock, respectively, as dividends on the Company's preferred stock.

 In the first six months of fiscal 1999, the Company transferred 5,037 shares of treasury stock to outstanding shares pursuant to certain employee benefit plans.

 In the first six months of fiscal 2000, the Company issued 15,544 common shares pursuant to employees benefits plans.

 In the first six months of fiscal 1999, the Company purchased $195,281 of plant and equipment under capital leases.

 In February 2000, the Company issued 1,351,351 shares of its common stock in connection with an acquisition.

 In the first six months of fiscal 2000, the Company issued 20,000 shares of its common stock as a fee in connection with the issuance of preferred stock and issued warrants to purchase 200,000 shares of common stock in connection with a loan agreement.
===============================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Condensed Financial Statements

                             April 30, 2000 and 1999

(1)  Basis of Presentation and Summary of Significant Accounting Policies
     --------------------------------------------------------------------

     Organization, Liquidity, and Basis of Presentation:

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

     Since its inception, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances, and product sales. In 1998, the Company obtained a two-year working capital line of credit; such credit facility expires in August 2000 and approximately $1.6 million is outstanding under that credit facility as of May 31, 2000. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal 2000 based on reduced spending levels or sale of assets, if necessary. However, the Company's working capital line of credit will need to be refinanced in August 2000. (See Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements.) The Company continues to evaluate various programs to raise additional funds, pursue strategic initiatives and refinance its working capital facility. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in refinancing its working capital line of credit or in raising additional funding, the Company would take a number of steps to conserve cash, including reducing expenditures or selling assets, if necessary.

     The results of operations for the interim period ended April 30, 2000 are not necessarily indicative of the operating results for the full year.

                         ECOGEN INC. AND SUBSIDIARIES

(1)  Basis of Presentation and Summary of Significant Accounting Policies, cont.
     ---------------------------------------------------------------------------

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

     The conversion of the convertible preferred stock in fiscal 2000 and 1999 into common shares and adding back the dividends incurred during the three-month and six-month periods ended April 30, 2000 and 1999, was not included in the net loss per share calculation since the effect was anti-dilutive. Stock options and warrants were not considered because they were anti-dilutive.

(2)  Inventory
     ---------

     At April 30, 2000, inventory consisted of raw materials of $.5 million, work-in-progress of $.7 million and finished products of $3.8 million.

(3)  Intangibles and Other Assets, Net
     ---------------------------------

     At April 30, 2000, intangible and other assets, net consisted of the following:

       Product Registrations                      $ 1,569,730
       Trademarks                                     197,652
       Prepaid Royalties                              781,782
       Other                                          421,890
                                                  -----------
                                                  $ 2,971,054
                                                  ===========

                         ECOGEN INC. AND SUBSIDIARIES

(4)  Monsanto Transaction
     --------------------

     In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. This amended R&D Contract ended in January 1999. During the six months ended April 30, 1999 $.6 million was recorded as contract research revenue principally relating to such Monsanto R&D contract.

(5)  Loan Agreements
     ---------------

     In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit expires in August 2000 (subject to earlier termination on certain events of default), bears interest at prime plus 3.25% and is fully collateralized by the Company's assets, other than certain of its intellectual property rights. The lending formula is based on 80% of eligible receivables and 25% of finished goods inventory. At May 31, 2000, the balance outstanding under the line was $1.6 million. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock. At April 30, 2000 the Company was not in compliance with such covenants. The Company has been advised that such non compliance has been waived by the lender subject to completion of fiscal documents.

     On December 24, 1999, the Company obtained a secured loan for $1.5 million with a financial institution that is controlled by a principal stockholder of the Company. The loan required a $.5 million principal payment in June 2000 (which was recently extended to October 2000) with the balance due in June 2001. The loan bears interest at prime plus 2% and is payable monthly. The Company's assets collateralize the loan. A corporation controlled by one of the Company's principal stockholders guarantees the loan. In connection with the guarantee, such corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. The value of such warrants, approximately $ .2 million, has been recorded as deferred debt expense and is being amortized as interest expense over the life of the loan.

(6)  Stockholders' Equity
     --------------------

     During the first six months of fiscal 2000, the Company issued 984,732 shares of its common stock in exchange for 15,000 shares of the Company's Series 1999-A 7% convertible preferred stock issued in May 1999. The Company also issued 52,356 shares of its common stock in payment of cumulative dividends at the time of conversion.

                         ECOGEN INC. AND SUBSIDIARIES

(6)  Stockholders' Equity, con't
     ---------------------------

     Series 2000-A Convertible Preferred Stock:
     On February 14, 2000, the Company sold 15,000 shares of Series 2000-A 7% convertible preferred stock, stated value $100 per share, to institutional investors for net proceeds of $1.4 million. The liquidation value of the preferred stock is $1.5 million. The holders of the preferred stock were issued five-year warrants to purchase up to 200,000 shares of common stock at $2.66 per share. Dividends are payable quarterly in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holders, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $2.73 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 2000-A preferred stock the Company is required to recognize an assumed incremental yield of $.6 million (calculated at the date of issuance based on the conversion formula in the agreement). Such amount is being amortized as preferred stock dividends over a seven-month period beginning with the date of issuance through the date the preferred stock is first convertible.

(7)  Acquisition

     On February 15, 2000, the Company completed its acquisition of certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLC. The Company issued 1,351,351 shares of the Company's common stock valued at approximately $3.0 million upon the closing of the transaction. Prior to the closing, the Company acquired approximately $.4 million of Mycogen's inventory of sprayable Bt products, under a distribution agreement effective January 1, 2000. Under the terms of the agreement, Mycogen has agreed to hold the shares for a three-year period, except in the event of certain change in control transactions. Mycogen was granted certain demand and piggyback registration rights with respect to the shares. In addition, Mycogen has the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company. Mycogen also has been granted certain market price protection rights at the time that Mycogen sells the shares which may result in the issuance of additional shares, which may not exceed 20% of the Company's outstanding shares, without stockholder approval. The Company

                         ECOGEN INC. AND SUBSIDIARIES

(7)  Acquisition, cont.:

     and Dow AgroSciences LLC also entered into a five-year supply agreement and the companies have agreed to enter into distribution agreements granting exclusive rights to Dow AgroSciences to sell the acquired products in Mexico, New Zealand and Australia.

     The transaction was accounted for as a purchase and, accordingly, the total purchase price for the assets of approximately $3.4 million, including out of pocket expenses, was allocated based upon their fair value at the date of acquisition. The assets acquired include inventory of $.9 million and certain identifiable intangible assets of $1.8 million including a license to certain genes and strains and product registration and data citation rights. Included in the purchase price is inventory acquired by the Company prior to the final closing under a distribution agreement. The agreement also provides that the Company has no obligation for past or future royalties under a 1998 settlement agreement with Mycogen on a patent infringement dispute. Under purchase accounting, part of the purchase price ($.6 million) has been allocated to other assets for the fully paid up royalty and any amounts previously accrued under the settlement agreement have been eliminated in purchase accounting.

     The following unaudited pro forma information has been prepared as if the February 2000 acquisition of the products had occurred on November 1, 1998. The unaudited pro forma information does not purport to represent our consolidated results of operations that would have been achieved had the transaction to which pro forma effect is given been consummated as of the date or period indicated.

                                              Six Months Ended April 30,
                                                   2000         1999
                                                   ----         ----
                                       ($ in thousands except per share data)

              Total revenues                      $4,251       $5,982
              Net loss                            (3,705)      (3,252)
              Net loss allocable to
                 common stockholders              (4,215)      (3,427)
              Basic and diluted net
                 loss per share                     (.34)        (.34)

                         ECOGEN INC. AND SUBSIDIARIES

                 Item 2. Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

           Three Months and Six Months Ended April 30, 2000 and 1999

Overview
--------

Total revenues decreased $.6 million or 14% in the first half of fiscal 2000 to $3.5 million from $4.1 million in fiscal 1999. The decrease was due primarily to a $.6 million decrease in contract research revenue as a result of the expiration in January 1999 of the research and development contract with Monsanto. Net product sales were consistent at $3.5 million in both fiscal 1999 and 2000.

During the first six months of fiscal 2000, the Company realized a reduction in operating expenses of 17% from $4.5 million in the year-ago period to $3.7 million in fiscal 2000. The lower operating expenses offset the lower contract research revenue resulting in a marginal improvement in the operating loss in the first six months of fiscal 2000 compared to the same period in fiscal 1999 For the first six months of fiscal 2000, the Company reported a net loss allocable to common stockholders of ($4.0) million or ($.36) per basic and diluted common share compared to ($3.6) million or ($.41) per basic and diluted common share in the prior year period on weighted average shares of 11.0 million and 8.8 million in fiscal 2000 and 1999, respectively. The increase in the net loss allocable to common stockholders in fiscal 2000 is principally due to an assumed incremental yield on preferred stock.

During the second quarter of fiscal 2000, the Company acquired certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation for approximately $3.4 million including cash and $3.0 million of the Company's common stock.

SIX MONTHS ENDED APRIL 30, 2000 AND 1999
----------------------------------------

Revenues
--------

Net product sales were consistent at $3.5 million for the first six months of both fiscal 2000 and 1999. Sales of the Company's Bt product line, representing 82% of Company product sales, decreased 7%, principally due to volume, in fiscal 2000. In January 2000 Ecogen began distributing certain Mycogen Bt products for Dow AgroSciences until the final acquisition of the product line was completed in February 2000. Included in the Company's reported Bt sales for the six months ended April 30, 2000 are $1.3 million of the acquired Mycogen product principally Mattch, for caterpillar control in vegetables, vines and tree fruit and MVP for caterpillar control in tree nuts and tree fruit. Sales of Ecogen's Bt products, excluding the acquired Mycogen products, decreased $1.3 million for the six months ended April 30, 2000. The decrease was due principally to a decrease of $.8 million in sales of Lepinox. The Company sold product upon the signing of a distribution agreement with FMC in fiscal 1999. No comparable sales to FMC occurred in the first six months of fiscal 2000. Biofungicide product sales, which represented 11% of product sales in fiscal 2000, increased $.2 million from the year-ago period, principally due to initial sales in Italy of AQ10, the Company's biofungicide for control of powdery mildew. Other product sales, representing 8% of Company product sales, remained consistent from fiscal 1999 to 2000.

Contract research revenues decreased $.6 million in fiscal 2000, due to the expiration in January 1999 of the research and development agreement with Monsanto that had contributed more than $10 million in contract research revenue over its three-year term.

Costs and Expenses
------------------

Cost of products sold increased 4% in the first six months of fiscal 2000 compared to the same period in fiscal 1999. Gross margins on product sales were 17% for fiscal 2000 and 21% in fiscal 1999. The lower gross margins in fiscal 2000 were principally due to lower margins on fungicide sales, resulting from the Company's sales of AQ-10 to the Company's distributor in Italy at reduced prices to support the commercialization of this product in Europe.

Total operating expenses were $3.7 million in the first six months of fiscal 2000, compared to $4.5 million in fiscal 1999, a decrease of 17%. Research and development costs decreased $.4 million or 31%, due principally to lower personnel costs. The Company's commitment to provide research services to Monsanto expired in January 1999 and the Company's technology continues to approach commercialization, therefore requiring less activity in research and development. Selling, general and administrative expenses were $2.8 million in the first six months of fiscal 2000 compared to $3.2 million in 1999, representing a decrease of $.4 million or 12% due to lower general and administrative personnel costs and professional costs. The Company did not incur any significant incremental costs to integrate the acquired Mycogen products into our product portfolio. Amortization expense of $41 thousand was recorded in fiscal 2000 related to the amortization of intangible assets associated with the acquired Mycogen products.

Operating loss was ($3.2) million in the first six months of both fiscal 2000 and 1999. Lower operating expenses in fiscal 2000 substantially offset the lower research contract revenue due to the expiration of the Monsanto R&D contract.

Other expense, net, increased $.1 million in the first six months of fiscal 2000 compared to the same period in fiscal 1999 as a result of higher interest expense.

Net Loss
--------

Net loss allocable to common stockholders for the six months ended April 30, 2000 increased to ($4.0) million, compared to a net loss allocable to common stockholders of ($3.6) million for the same period in fiscal 1999 substantially as a result of an assumed incremental yield of $.3 million recorded in fiscal 2000. Basic and diluted net loss per share for the six months ended April 30, 2000 was ($.36), compared to net loss per share of ($.41) in fiscal 1999 on weighted average shares outstanding of 11.0 million and 8.8 million in the first six months of fiscal 2000 and 1999, respectively.

THREE MONTHS ENDED APRIL 30, 2000 AND 1999
------------------------------------------

Revenues
--------

Net product sales increased $.6 million, or 33%, from $1.8 million in the second quarter of fiscal 1999 to $2.4 million in the same period of fiscal 2000. Sales of the Company's Bt product line, representing 77% of Company product sales, increased $.4 million, or 31%, in fiscal 2000 principally due to volume. Included in the Company's reported Bt sales for the three months ended April 30, 2000 are $.8 million of former Mycogen product sales. Sales of Ecogen's Bt products excluding the acquired Mycogen products decreased $.4 million for the three months ended April 30, 2000 principally due to lower sales of Condor, the Company's bioinsecticide for the control of caterpillars in row crops and tree and nut crops, during the quarter. Biofungicide product sales, which represented 16% of product sales in fiscal 2000, increased $.2 million, or 148%, from the year-ago period, principally due to initial sales of AQ10 in Italy. Other product sales, representing 7% of Company product sales decreased $.1 million in the second quarter of fiscal 2000 from the same period of fiscal 1999.

Costs and Expenses
------------------

Cost of products sold increased 63% in the second quarter of fiscal 2000 compared to the same period in fiscal 1999, due in part to a 33% increase in product sales. Gross margins on product sales were 16% for fiscal 2000 compared to 32% in fiscal 1999. The lower gross margins in fiscal 2000 were due primarily to low margin international AQ10 sales and Bt product mix.

Total operating expenses were $2.1 million in the second quarter of fiscal 2000, compared to $2.3 million in fiscal 1999, a decrease of 7%, due principally to lower personnel costs. Amortization expense of $41 thousand was recorded related to the amortization of intangible assets associated with the acquired Mycogen products.

Other expense, net increased $.1 million due to higher interest expense in fiscal 2000.

Net Loss
--------

Net loss allocable to common stockholders for the second quarter of fiscal 2000 was ($2.3) million, compared to a net loss allocable to common stockholders of ($1.8) million for the same period in fiscal 1999. The higher loss was due primarily to an assumed incremental yield on preferred stock of $.3 million recorded in fiscal 2000. Basic and diluted net loss per share for the quarter ended April 30, 2000 was ($.19), compared to net loss per share of ($.20) in fiscal 1999 on weighted average shares outstanding of 12.0 million and 9.1 million in the second quarter of fiscal 2000 and 1999, respectively.

Seasonality of Business
-----------------------

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring through fall. Because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season, which may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year are also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas. In addition, commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization.

Liquidity and Capital Resources
-------------------------------

During the first six months of fiscal 2000, the Company used $2.1 million of cash for operations, $.3 million to fund the acquired Mycogen product line and $.5 million in repayment of debt. The Company funded these cash outlays through financings. In December 1999, the Company obtained a $1.5 million variable rate secured loan. Principal on this loan is required to be repaid in 2000 and 2001. The principal payment of $.5 million, originally due in June 2000, has been extended until October 2000. In February 2000, the Company raised net proceeds of $1.4 million pursuant to a private placement of 7% convertible preferred stock to institutional investors. In accordance with the terms of the preferred stock, the Company is required to recognize a non-cash, assumed incremental yield of approximately $.6 million, calculated at the date of issuance based on 95% of the average conversion feature, as defined in the agreement. The terms of the preferred stock are disclosed in Note 6 of the Notes to the Unaudited Consolidated Condensed Financial Statements.

On February 15, 2000, the Company completed its acquisition of certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences LLC (the "Mycogen Transaction") for aggregate consideration of $3.4 million including shares of common stock with a market value of $3.0 million. (See Note 7 of Notes to the Unaudited Consolidated Condensed Financial Statements.)

To date, the Company has not generated positive cash flow from operations. The Company believes that its existing working capital and amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal year 2000 based on reduced spending levels or sale of assets, if necessary. However, the Company's two-year working capital line of credit for up to $5.0 million expires in August 2000. At May 31, 2000 $1.6 million is outstanding under this credit facility. Further, the Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these factors are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources, when necessary, to fund its strategic priorities.

The Company continues to pursue the raising of additional funds and other strategic initiatives to improve its working capital position and its capital structure. Also, during fiscal 2000 the Company will need to refinance its working capital line of credit. There is no assurance that access to financings will be available on terms acceptable to the Company or at all. If the Company is not successful in refinancing its working capital line of credit or in raising additional funding, the Company would take a number of steps to conserve cash, including reducing expenditures or selling assets, if necessary to provide the necessary resources to repay the outstanding balances under its line of credit. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

Other Assets and Liabilities
----------------------------

Net of the effects of an acquisition, inventory decreased $1.3 million in the first half of fiscal 2000 as a result of a planned reduction in inventory levels due to carryover inventory from fiscal 1999. Accounts receivables increased $.7 million compared to the balance at October 31, 1999 due principally to increased sales in the current period as a result of the seasonality of the Company's business.

Recently Issued Accounting Standards
------------------------------------

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires the Company to follow its guidance no later than its fiscal year beginning November 1, 2001 through a cumulative effect of a change in accounting principle. We do not expect adoption of this standard to have a material impact on our financial statements.

Forward-Looking Statements
--------------------------

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

PART II - OTHER INFORMATION

Item 2(c).   Changes in Securities

On February 14, 2000, the Company sold 15,000 shares of Series 2000-A 7% convertible preferred stock, stated value $100 per share, to institutional investors for net proceeds of $1.4 million for working capital and other corporate purposes. The holders of the preferred stock were issued five-year warrants to purchase up to 200,000 shares of common stock at $2.66 per share. Dividends are payable quarterly in cash or stock at the option of the Company. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holders, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $2.73 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. The holders of the preferred stock have certain registration rights with respect to the shares of common stock underlying the warrants and the convertible preferred stock. The placement agent for the transaction was Jesup & Lamont Securities Corporation which earned fees and expenses of $.1 million plus 20,000 shares of Company common stock as a result of the transaction. The securities were issued by the Company in reliance upon the exemption from securities registration afforded by Rule 506 under Regulation D under the Securities Act of 1933, as amended.

On February 15, 2000, the Company issued 1,351,351 shares (the "Shares") of its common stock valued at $3.0 million to Mycogen Corporation ("Mycogen"), an affiliate of Dow AgroSciences LLC in exchange for certain assets of the sprayable Bt bioinsecticide business of Mycogen. The transaction included the purchase of Mycogen's Bt bioinsecticides product registration and data citation rights, trademarks, product inventories and a license to certain proprietary genes and strains for use in sprayable bioinsecticides. Prior to the closing, the Company acquired approximately $.4 million of Mycogen's inventory of sprayable Bt products, under a distribution agreement effective January 1, 2000. Principal products acquired include: MVP(R) for control of lepidopteran pests in vines and vegetables, MVP(R)II for control of lepidopteran pests in trees, nuts, vines and row crops and Mattch(TM) for control of lepidopteran pests in vegetables. The agreement also provides that the Company has no obligation for past or future royalties under a 1998 settlement agreement with Mycogen on a patent infringement dispute.

Under the terms of the agreement, Mycogen has agreed to hold the Shares for a three-year period, except in the event of certain change in control transactions. Mycogen was granted certain demand and piggyback registration rights with respect to the Shares. In addition, to the extent the Company issues additional securities at any time prior to February 15, 2003, Mycogen has the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company. Mycogen also has been granted certain market price protection rights at the time that Mycogen sells the Shares which may result in the issuance of additional shares, which may not exceed 20% of the Company's outstanding shares without stockholder approval.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on April 6, 2000, at which time the following matters were submitted to a vote of the stockholders and were approved: (i) the election of Esteban A. Ferrer, Philippe D. Katz, Lowell N. Lewis, James P. Reilly, Jr. and John R. Sutley to serve on the Board of Directors of the Company until the next annual meeting; and (ii) the ratification of the appointment of KPMG LLP as independent auditors to audit the Company's books and accounts for fiscal year 2000. A total of 7.6 million votes were cast in favor of each nominee for director and less than fifty-one thousand votes were cast against any such nominee. A total of 7.6 million votes were cast in favor of the ratification of the appointment of KPMG LLP as independent auditors of the Company and less than twenty thousand votes were cast against such ratification.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit No.                                 Description
----------                                  -----------

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

10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.156 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for fiscal quarter ended January 31, 2000)*

10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for fiscal quarter ended January 31, 2000)*

10.158 Warrant Agreement between Ecogen Inc. and Amro International, S.A. dated February 14, 2000 (Form 10-Q for fiscal quarter ended January 31, 2000)*

10.159 Warrant Agreement between Ecogen Inc. and Aspen International, Ltd. dated February 14, 2000 (Form 10-Q for fiscal quarter ended January 31, 2000)*

10.160 Warrant Agreement between Ecogen Inc. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for fiscal quarter ended January 31, 2000)*

(b) Current Reports on Form 8-K

The Company filed a Current Report on Form 8-K on March 1, 2000 describing the purchase of assets from Mycogen Corporation.

The Company filed a Current Report on Form 8-K/A on May 1, 2000, to file the financial statements and pro forma financial information required by Item 7 of Form 8-K in connection with the purchase of assets from Mycogen Corporation.

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

Date: June 19, 2000


                                   ECOGEN INC.



                                   By:  /s/ JAMES P. REILLY, JR.
                                        ------------------------------
                                        James P. Reilly, Jr.
                                        Chairman and Chief Executive
                                        Officer