Form 10-Q
period 2000-07-31
ECOGEN INC
filed 2000-09-19
CIK 814050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 2000
                                          -------------

                         Commission File Number 1-9579
                                                ------

                                  Ecogen Inc.
                                  ----------
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
                                                --------------


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X   No ___.
                                              ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                           Outstanding at September 8, 2000
          -----                           --------------------------------

Common Stock, $.01 par value                          13,194,441

                                  ECOGEN INC.
                                  -----------

                                     INDEX

                                                                                                         Page
                                                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1     - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets as of
         July 31, 2000 and October 31, 1999............................................................      1

     Unaudited  Consolidated  Condensed  Statements of Operations for the three
         months and nine months ended July 31, 2000 and 1999...........................................      2

     Unaudited Consolidated Condensed Statement of Stockholders'
         Equity for the nine months ended July 31, 2000................................................      3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the nine months ended July 31, 2000 and 1999..............................................      4

     Notes to Unaudited Consolidated Condensed Financial
         Statements....................................................................................      6

  Item 2     - Management's Discussion and Analysis of Results
               of Operations and Financial Condition...................................................     12


PART II - OTHER INFORMATION

  Item 6     - Exhibits and Reports on Form 8-K........................................................     18

PART 1. - FINANCIAL INFORMATION

Item 1. Financial Statements

                         ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
Assets                                                                        July 31,           October 31,
                                                                               2000                 1999
------------------------------------------------------------------------------------------------------------
Current assets:
   Trade receivables, net                                                 $   1,985,049        $   1,685,950
   Inventory, net                                                             3,676,118            5,358,017
   Prepaid expenses and other current assets                                    399,238              387,043
------------------------------------------------------------------------------------------------------------
      Total current assets                                                    6,060,405            7,431,010

Plant and equipment, net                                                      1,899,575            2,374,462
Intangible and other assets, net                                              2,853,749              656,800
------------------------------------------------------------------------------------------------------------
                                                                          $  10,813,729        $  10,462,272
============================================================================================================

Liabilities and Stockholders' Equity

------------------------------------------------------------------------------------------------------------

Current liabilities:
   Current portion of long-term debt                                          2,805,353            2,193,145
   Accounts payable and accrued expenses                                      4,737,643            4,010,120
------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             7,542,996            6,203,265

Long-term debt                                                                   67,472              250,186
Long-term deferred revenue                                                    1,552,426            1,451,928
Minority interest in subsidiary                                               1,533,854            1,533,854
------------------------------------------------------------------------------------------------------------
        Total liabilities                                                    10,696,748            9,439,233
------------------------------------------------------------------------------------------------------------
Stockholders' equity:
   Preferred stock:
       Series 2000 A                                                                130                    -
       Series 1999 A                                                                  -                  150
       Series 1998 C                                                                324                  324
   Common stock                                                                 126,332               99,859
   Additional paid-in capital                                               129,306,413          124,554,877
   Accumulated deficit                                                     (129,316,218)        (123,632,171)
------------------------------------------------------------------------------------------------------------
        Total stockholders' equity                                              116,981            1,023,039
------------------------------------------------------------------------------------------------------------
                                                                          $  10,813,729        $  10,462,272
============================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


------------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                    Nine Months Ended
                                                                        July 31,                              July 31,
                                                                 2000              1999                2000              1999
------------------------------------------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net                                            $1,808,157        $2,118,111          $5,283,781        $5,640,613
  Contract research                                                      -            30,000              50,000           626,277
------------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                               1,808,157         2,148,111           5,333,781         6,266,890
------------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                          1,625,073         1,756,213           4,523,463         4,549,621
  Research and development:
    Funded by third parties                                              -            22,429                               295,007
    Self funded                                                    417,510           621,655           1,321,900         1,686,498
  Selling, general and administrative                            1,391,832         1,869,690           4,192,826         5,056,915
  Amortization of intangibles                                       62,454                 -             104,090                 -
------------------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                     3,496,869         4,269,987          10,142,279        11,588,041
------------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                  (1,688,712)       (2,121,876)         (4,808,498)       (5,321,151)

Other income (expense):
    Interest expense, net                                         (227,092)         (124,010)           (639,164)         (369,358)
    Other income                                                         -            36,141              43,427            52,387
------------------------------------------------------------------------------------------------------------------------------------
    Total other expense, net                                      (227,092)          (87,869)           (595,737)         (316,971)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                        (1,915,804)       (2,209,745)         (5,404,235)       (5,638,122)

Dividends on preferred stock including assumed
  incremental yield of $267,148 and $403,337 and
  $611,622 and $403,337 in the three and nine
  months of fiscal 2000 and 1999, respectively                     381,400           491,053             891,434           666,094
------------------------------------------------------------------------------------------------------------------------------------
Net loss allocable to common stockholders                      ($2,297,204)      ($2,700,798)        ($6,295,669)      ($6,304,216)
===================================================================================================================================
Basic and diluted net loss  per  common  share                      ($0.18)           ($0.29)             ($0.55)           ($0.70)
===================================================================================================================================
Weighted average number of common shares
     outstanding                                                12,466,000         9,473,000          11,508,000         9,001,000
===================================================================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine months ended July 31, 2000

-----------------------------------------------------------------------------------------------------------------------------------
                                                       Convertible                Additional
                                                        Preferred   Common         Paid in          Accumulated
                                                         Stock      Stock          Capital            Deficit              Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 1999                                 $ 474      $99,859     $124,554,877      ($123,632,171)      $  1,023,039

Dividends on preferred stock                                 -          584           86,653           (279,812)          (192,575)

Stock options granted under a consulting agreement           -            -           30,120                  -             30,120

Conversion of 15,000 shares of Series 1999 A convertible
   preferred stock to 984,732 shares of common stock      (150)       9,847           (9,697)                 -                  -

Conversion of 2000 shares of Series 2000A convertible
   preferred stock to 217,329 shares of common stock       (20)       2,173           (2,153)

Issuance of 200,000 warrants in connection with a
   loan agreement                                            -            -          183,556                  -            183,556

Issuance of 15,544 shares of common stock for
   employee benefits                                         -          155           39,676                  -             39,831

Issuance of 1,351,351 shares of common stock for
   acquisition of certain assets                             -       13,514        3,024,231                  -          3,037,745

Private placement of 15,000 shares of convertible
   preferred stock, net of issuance costs,
   including 20,000 shares of common stock                 150          200        1,399,150                  -          1,399,500

Net loss                                                     -            -                -         (5,404,235)        (5,404,235)
-----------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2000                                    $ 454     $126,332    $ 129,306,413      ($129,316,218)      $    116,981
===================================================================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------
                                                                                               Nine months ended
                                                                                                   July 31,
                                                                                        2000                       1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:

   Net  loss                                                                          ($5,404,235)                ($5,638,122)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization expense                                            551,917                     524,026
         Noncash interest and other expense                                               268,070                     250,846
         Other                                                                                  -                      76,015
         Changes in assets and liabilities, net of acquisition                          3,046,023                    (981,807)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  (1,538,225)                 (5,769,042)
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from maturity of temporary investments                                              -                     813,150
   Purchase of plant and equipment                                                        (45,601)                    (50,656)
   Acquisition, net                                                                      (285,000)                          -
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                      (330,601)                    762,494
-----------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from bank loan                                                              1,500,000                           -
   (Repayments) proceeds of line of credit, net                                          (887,792)                  1,583,459
   Repayment of capital lease obligations                                                (182,714)                   (297,304)
   Proceeds from sale of equity securities, net of issuance costs                       1,399,500                   2,892,208
   Net proceeds from issuance of common shares under stock option plan                     39,832                       4,449
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               1,868,826                   4,182,812
-----------------------------------------------------------------------------------------------------------------------------
Net decrease in cash,                                                                           -                    (823,736)

Cash and cash equivalents, beginning of period                                                  -                   2,009,437
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $         -                 $ 1,185,701
=============================================================================================================================

                                                                     (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                Nine months ended
                                                                                                    July 31,
                                                                                       2000                        1999
-----------------------------------------------------------------------------------------------------------------------------
Changes in assets and liabilities, net of acquisition:
    (Increase) decrease in receivables                                                 ($299,099)                    $400,417
    Decrease (increase) in inventory                                                   2,604,644                   (1,349,636)
    (Increase) decrease in prepaid expenses and
       other current assets                                                              (12,195)                     102,692
   Decrease (increase) in other assets                                                   122,064                     (11,441)
   Increase in accounts payable
       and accrued expenses                                                              630,609                      362,014
   Decrease in deferred contract revenue                                                       -                     (485,853)
-----------------------------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                                         $3,046,023                   ($981,807)
============================================================================================================================
----------------------------------------------------------------------------------------------------------------------------
Interest Paid                                                                         $  271,708                  $  144,422
============================================================================================================================
Noncash investing and financing activities:
-----------------------------------------------------------------------------------------------------------------------------

  In the first nine months of fiscal 2000 and 1999, the Company issued 1,202,061 and 1,155,975 shares of its common stock upon conversion of the Company's convertible preferred stock, respectively, of which 46,924 shares were transferred from treasury stock in fiscal 1999.

  In the first nine months of fiscal 2000 and 1999, the Company issued 58,403 and 63,506 shares of common stock, respectively, as dividends on the Company's preferred stock.

  In the first nine months of fiscal 1999, the Company transferred 5,037 shares of treasury stock to outstanding shares pursuant to certain employee benefit plans.

  In the first nine months of fiscal 2000, the Company issued 15,544 common shares pursuant to employees benefits plans.

  In the first nine months of fiscal 1999, the Company purchased $195,281 of plant and equipment under capital leases.

  In February 2000, the Company issued 1,351,351 shares of its common stock in connection with an acquisition.

  In the first nine months of fiscal 2000, the Company issued 20,000 shares of its common stock as a fee in connection with the issuance of preferred stock and issued warrants to purchase 200,000 shares of common stock in connection with a loan agreement.
===============================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

        Notes to Unaudited Consolidated Condensed Financial Statements

                            July 31, 2000 and 1999


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

     Since its inception, the Company's source of funds has been primarily dependent on private and public offerings of equity securities, revenues from research and development alliances, and product sales. In 1998, the Company obtained a two-year working capital line of credit; such credit facility expires in November 2000 and approximately $.9 million is outstanding under that credit facility as of August 31, 2000. Presently, the Company is not in compliance with the financial covenants of the agreement. Accordingly, the Company's working capital line of credit needs to be refinanced in the near term. (See Note 5 of the Notes to the Unaudited Consolidated Condensed Financial Statements.)

     The Company believes that amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal 2000. The Company continues to evaluate various programs to raise additional funds, pursue strategic initiatives and refinance its working capital facility. Janney Montgomery Scott has been engaged to assist the Company with its strategic initiatives including the sale of certain assets. The Company is also implementing cost saving measures to conserve cash until the closing of any transaction for the sale of assets. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding, the Company may not be able to continue in existence.

     The results of operations for the interim period ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

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

     The conversion of the convertible preferred stock in fiscal 2000 and 1999 into common shares and adding back the dividends incurred during the three-month and nine-month periods ended July 31, 2000 and 1999, was not included in the net loss per share calculation since the effect was anti-dilutive. Contingent shares, stock options and warrants were not considered because they were anti-dilutive.

(2)  Inventory
     ---------

     At July 31, 2000, inventory consisted of raw materials of $.5 million, work-in-progress of $.7 million and finished products of $2.5 million.

(3)  Intangibles and Other Assets, Net
     ---------------------------------

     At July 31, 2000, intangible and other assets, net consisted of the following:

          Product Registrations              $ 1,512,300
          Trademarks                             192,627
          Prepaid Royalties                      767,653
          Other                                  380,030
                                             -----------
                                             $ 2,852,610
                                             ===========

                         ECOGEN INC. AND SUBSIDIARIES

(4)  Monsanto Transaction
     --------------------

       In January 1996, the Company entered into agreements with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). In January 1998, the Company amended its research and development agreement with Monsanto. This amended R&D Contract ended in January 1999. During the nine months ended July 31, 1999, $.5 million was recorded as contract research revenue principally relating to such Monsanto R&D contract.

(5)  Loan Agreements
     ---------------

       In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit expires in November 2000 (subject to earlier termination on certain events of default), bears interest at prime plus 3.25% and is fully collateralized by the Company's assets, other than certain of its intellectual property rights. The lending formula is based on 80% of eligible receivables and 22% of finished goods inventory. At August 31, 2000, the balance outstanding under the line was $.9 million. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock. At July 31, 2000 the Company was not in compliance with such covenants. As a result of the Company's non compliance with such covenants, the lender, at its option, may discontinue making loans and liquidate the collateral.


       On December 24, 1999, the Company obtained a secured loan for $1.5 million with a financial institution that is controlled by a principal stockholder of the Company. The loan required a $.5 million principal payment in June 2000 (which was recently extended to October 2000) with the balance due in June 2001. The loan bears interest at prime plus 2% and is payable monthly. The Company's assets collateralize the loan. A corporation controlled by one of the Company's principal stockholders guarantees the loan. In connection with the guarantee, such corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. The value of such warrants, approximately $ .2 million has been recorded as deferred debt expense and is being amortized as interest expense over the life of the loan.

(6)  Stockholders' Equity
     --------------------

       On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend

                         ECOGEN INC. AND SUBSIDIARIES

(6)  Stockholders' Equity, con't
     ---------------------------

       payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock.

       During the first six months of fiscal 2000, the Company issued 984,732 shares of its common stock in exchange for 15,000 shares of the Company's Series 1999-A 7% convertible preferred stock issued in May 1999. The Company also issued 52,356 shares of its common stock in payment of cumulative dividends at the time of conversion.

     Series 2000-A Convertible Preferred Stock:

       On February 14, 2000, the Company sold 15,000 shares of Series 2000-A 7% convertible preferred stock, stated value $100 per share, to institutional investors for net proceeds of $1.4 million. The liquidation value of the preferred stock is $1.5 million. The holders of the preferred stock were issued five-year warrants to purchase up to 200,000 shares of common stock at $2.66 per share. Dividends were payable quarterly in cash or stock at the option of the Company. As a result of the Company's common stock being delisted from the Nasdaq National Market, effective with the September 30, 2000 dividend payment date, such dividends will be payable in cash. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holders, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $2.73 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion. The Company, at its option, may redeem the preferred stock at 125% of the stated value, except in certain circumstances, including when the Company's shares are not listed on an national exchange. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 2000-A preferred stock the Company is required to recognize an assumed incremental yield of $.6 million (calculated at the date of issuance based on the conversion formula in the agreement). Such amount is being amortized as preferred stock dividends over a seven-month period beginning with the date of issuance through the date the preferred stock is first convertible. Through July 31, 2000, the Company issued 217,329 shares of its common stock in exchange for 2,000 shares of the preferred stock. At the time of the conversion, the Company also issued 6,127 shares of common stock in payment of cumulative dividends. Subsequent to July 31, 2000, 4,000 shares of the preferred stock were converted to 561,154 shares of the Company's common stock, including shares issued in payment of cumulative dividends on the preferred stock.

                         ECOGEN INC. AND SUBSIDIARIES

(7)  Acquisition
     -----------

       On February 15, 2000, the Company completed its acquisition of certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLC. The Company issued 1,351,351 shares of the Company's common stock valued at approximately $3.0 million upon the closing of the transaction. Prior to the closing, the Company acquired approximately $.4 million of Mycogen's inventory of sprayable Bt products, under a distribution agreement effective January 1, 2000. Under the terms of the agreement, Mycogen has agreed to hold the shares for a three-year period, except in the event of certain change in control transactions. Mycogen was granted certain demand and piggyback registration rights with respect to the shares. In addition, Mycogen has the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company. Mycogen also has been granted certain market price protection rights at the time that Mycogen sells the shares, which may result in the issuance of additional shares, which may not exceed 20% of the Company's outstanding shares, without stockholder approval. The Company and Dow AgroSciences LLC also entered into a five-year supply agreement and the companies have agreed to enter into distribution agreements granting exclusive rights to Dow AgroSciences to sell the acquired products in Mexico, New Zealand and Australia.

       The transaction was accounted for as a purchase and, accordingly, the total purchase price for the assets of approximately $3.4 million, including out of pocket expenses, was allocated based upon their fair value at the date of acquisition. The assets acquired include inventory of $.9 million and certain identifiable intangible assets of $1.8 million including a license to certain genes and strains and product registration and data citation rights. Included in the purchase price is inventory acquired by the Company prior to the final closing under a distribution agreement. The agreement also provides that the Company has no obligation for past or future royalties under a 1998 settlement agreement with Mycogen on a patent infringement dispute. Under purchase accounting, part of the purchase price ($.6 million) has been allocated to other assets for the fully, paid-up royalty and any amounts previously accrued under the settlement agreement have been eliminated in purchase accounting.

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

                         ECOGEN INC. AND SUBSIDIARIES

(7)  Acquisition, cont.:

                                               Nine Months Ended July 31,
                                                  2000          1999
                                                  ----          ----
                                         ($ in thousands except per share data)

               Total revenues                   $ 6,109       $ 8,953
               Net loss                          (5,511)       (5,477)
               Net loss allocable to
                common stockholders              (6,402)       (6,143)
               Basic and diluted net
                loss per share                    (0.54)        (0.59)

                         ECOGEN INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

           Three Months and Nine Months Ended July 31, 2000 and 1999


Overview
--------

For the first nine months of fiscal 2000, total revenues decreased $.9 million or 15% from $6.3 million in fiscal 1999 to $5.3 million in fiscal 2000. Contract research revenue decreased $.6 million as a result of the expiration in January 1999 of the research and development agreement with Monsanto Company. Product sales decreased $.3 million or 6% from $5.6 million in fiscal 1999 to $5.3 million for the nine months ended July 31, 2000.

During the first nine months of fiscal 2000, the Company realized a reduction in operating expenses of $1.4 million or 20% from $7.0 million in the year-ago period to $5.6 million in fiscal 2000. The lower operating expenses more than offset the lower revenues resulting in an improvement in the operating loss of $.5 million. Net loss allocable to common stockholders was ($6.3) million or ($0.55) per basic and diluted share in the first nine months of fiscal 2000 compared to a net loss allocable to common stockholders of ($6.3) million or ($0.70) per share in the comparable period in fiscal 1999. Weighted average shares outstanding were 11.5 million and 9.0 million in the first nine months of fiscal 2000 and 1999, respectively.

During the second quarter of fiscal 2000, the Company acquired certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation for approximately $3.4 million including cash and $3.0 million of the Company's common stock.

NINE MONTHS ENDED JULY 31, 2000 AND 1999
----------------------------------------

Revenues
--------

Net product sales decreased 6% during the nine months ended July 31, 2000, principally due to volume. Sales of the Company's Bt product line, representing 87% of total sales, decreased 9% due principally to lower volume of sales. Included in the Company's Bt sales for the nine months ended July 31,2000 are $1.9 million of acquired Mycogen products principally Mattch and MVP for caterpillar control. Sales of Ecogen's Bt products exclusive of the acquired Mycogen products decreased $2.4 million for the nine months ended July 31, 2000. The decrease was primarily due to lower sales of Lepinox and Condor, two of the Company's Bt bioinsecticides for control of caterpillars. Biofungicide sales, representing 9% of total sales, increased 76% due to initial sales of AQ10 in Europe. Other product sales represented 5% of total sales in the first nine months of both fiscal 2000 and 1999.

Contract research revenues decreased $.6 million in the current nine-month period, due to the expiration in January 1999 of the Monsanto research and development contract that had contributed more than $10 million in contract research revenue over its three-year term.

Costs and Expenses
------------------

Cost of products sold was $4.5 million in both the first nine months of fiscal 2000 and 1999. Gross margins on product sales decreased to 14% in the first nine months of fiscal 2000 compared to 19% in fiscal 1999. The decrease in gross margins on product sales was due to lower margins on biofungicide sales in fiscal 2000 resulting from initial sales of AQ10 to the Company's distributor at reduced prices to support the commercialization of this product in Europe.

Total operating expenses were $5.6 million in the first nine months of fiscal 2000 compared to $7.0 million in 1999, a decrease of $1.4 million or 20%. Research and development costs decreased $.7 million or 33% due principally to lower personnel costs. The Company's commitment to provide research services to Monsanto expired in January 1999 and the Company's technology continues to approach commercialization, therefore requiring less activity in basic research and development. Selling, general and administrative expenses were $4.2 million in the first nine months of fiscal 2000 compared to $5.1 million in 1999, representing a decrease of $.9 million or 17%. The decrease was the result of lower general and administrative expenses and other costs containment efforts implemented in fiscal 2000. Amortization expense of $.1 million was recorded in fiscal 2000 related to the amortization of intangible assets associated with the acquired Mycogen products. The Company did not incur any other significant incremental costs to integrate the acquired Mycogen products into the Company's portfolio.

Other Income (Expense)
----------------------

Other expense, net, increased $.3 million in the first nine months of fiscal 2000 compared to the same period in fiscal 1999 principally as a result of higher interest expense.

Net Loss
--------

Net loss allocable to common stockholders for the nine months ended July 31, 2000 was $6.3 million, which was approximately the same for the comparable period in fiscal 1999. Basic and diluted net loss per share for the nine months ended July 31, 2000 was ($0.55), compared to a net loss per share of ($0.70) on weighted average shares outstanding of 11.5 million and 9.0 million in the first nine months of 2000 and 1999, respectively. Dividends on preferred stock including an assumed incremental yield were $.9 million and $.7 million in the nine-month period ended July 31, 2000 and 1999, respectively.

THREE MONTHS ENDED JULY 31, 2000 AND 1999
-----------------------------------------

Revenues
--------

Net product sales decreased 15% during the three months ended July 31, 2000 to $1.8 million compared with $2.1 million in the third quarter of 1999 principally due to decreased volume. Sales of the Company's Bt product line, representing 95% of total sales, decreased $.3 million. Included in the Company's reported Bt sales for the three months ended July 31, 2000 are $.7 million of the acquired Mycogen products. Sales of Ecogen's Bt products, excluding the acquired Mycogen products, decreased $.9 million during the three months ended July 31, 2000 primarily due to lower sales of CRYMAX and Lepinox, two of the Company's Bt bioinsecticides for the control of caterpillars. Biofungicide sales, represented 3% and 1% of total sales in the third quarter of fiscal 2000 and 1999, respectively. The increase in the third quarter of fiscal 2000 was due to marginally higher sales of AQ10. Other product sales represented 1% of total sales in the third quarter of fiscal 2000, a decrease from 5% in fiscal 1999 due to lower sales of soil amendments.

Costs and Expenses
------------------

Cost of products sold decreased from $1.8 million in the third quarter of fiscal 1999 to $1.6 million in the current period due to lower sales in fiscal 2000. Gross margins on product sales decreased to 10% in the third quarter of fiscal 2000 compared to 17% in the same period in fiscal 1999. This decrease was due to unabsorbed overhead as a result of no production in the current period and fixed charges as a higher percentage of sales. Gross margins on product sales exclusive of these charges were 23% in the third quarter of both fiscal 2000 and 1999.

Total operating expenses were $1.9 million in the third quarter of fiscal 2000 compared to $2.5 million in the same period in fiscal 1999 representing a decrease of 24%. Research and development costs decreased $.2 million or 33% as a result of lower personnel and related costs. Selling, general and administrative expenses decreased $.5 million or 26%, principally as a result of personnel reductions and lower outside services.

Other Income (Expense)
----------------------

Other expense, net increased $.1 million during the three months ended July 31, 2000 when compared to the third quarter of fiscal 1999 due primarily to an increase interest expense.

Net Loss
--------

Net loss allocable to common stockholders for the three months ended July 31, 2000 was ($2.3) million, compared to a net loss of ($2.7) million for the same period in fiscal 1999. The decrease in the net loss is primarily due to an improvement in the operating loss in fiscal 2000 as a result of lower operating expenses. Basic and diluted net loss per common share for the three months ended July 31, 2000 was ($0.18), compared to net loss per common share of ($0.29) on weighted average shares outstanding of 12.5 million and 9.5 million in the third quarter of fiscal 2000 and 1999, respectively. Dividends on preferred stock including an assumed incremental yield were $.4 million and $.5 million in the nine month period ended July 31, 2000 and 1999, respectively.

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

Liquidity and Capital Resources
-------------------------------

During the first nine months of fiscal 2000, the Company used $1.5 million of cash for operations, $.3 million to fund the acquired Mycogen product line and $1.0 million in repayment of debt, including capital lease obligations. The Company funded these cash outlays through financings. In December 1999, the Company obtained a $1.5 million variable rate secured loan. Principal on this loan is payable in 2000 and 2001. The principal payment of $.5 million, originally due in June

2000, has been extended until October 2000. In February 2000, the Company raised net proceeds of $1.4 million pursuant to a private placement of 7% convertible preferred stock to institutional investors. In accordance with the terms of the preferred stock, the Company is required to recognize a non-cash, assumed incremental yield of approximately $.6 million, calculated at the date of issuance based on 95% of the average conversion feature, as defined in the agreement. The terms of the preferred stock are disclosed in Note 6 of the Notes to the Unaudited Consolidated Condensed Financial Statements.

On February 15, 2000, the Company completed its acquisition of certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences LLC. (the "Mycogen Transaction") for aggregate consideration of $3.4 million including shares of common stock with a market value of $3.0 million. (See Note 7 of Notes to the Unaudited Consolidated Condensed Financial Statements.)

On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock.

To date, the Company has not generated positive cash flow from operations. The Company believes that amounts available under its working capital line of credit should be sufficient to meet its capital and liquidity requirements through fiscal year 2000 based on reduced spending levels. The Company's working capital and working capital requirements are affected by numerous factors and there is no assurance that such factors will not have a negative impact on the Company's liquidity. Principal among these factors are the success of its product commercialization and marketing efforts and the efforts of its strategic partners in commercializing and selling products based on the Company's technology, the technological advantages and pricing of the Company's products, economic and environmental considerations which impact agricultural crop production and the agricultural sector generally, competitive conditions in the agricultural pest control market, and access to capital markets that can provide the Company with the resources, when necessary, to fund its strategic priorities. The Company's access to capital markets may be limited as a result of the Company's delisting from NNM.

The Company's two-year working capital line of credit for up to $5.0 million, originally due in August 2000, has been extended to November 2000. At July 31, 2000, the Company was not in compliance with the covenants under the agreement. At August 31, 2000, $.9 million was outstanding under this credit facility. As a result of the Company's non-compliance with the covenants in its loan agreement, the lender, at its option, may discontinue making loans and liquidate the collateral. The Company continues to pursue the raising of additional funds and other strategic initiatives to improve its working capital position and its capital structure. Also, the Company will need to refinance its working capital line of credit. There is no assurance that access to financings will be available on terms acceptable to the Company or at all. If the Company is not successful in refinancing its working capital line of credit, the Company would take a number of steps to conserve cash until the Company is able to sell assets to provide the necessary resources to repay the outstanding balances under its line of credit and fund operations. Janney Montgomery Scott has been engaged to assist the Company with its strategic initiatives including the sale of certain assets. The Company is also implementing cost saving measure to conserve cash until the closing of any transaction for the sale of assets. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding, the Company may not be able to continue in existence. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

Other Assets and Liabilities
----------------------------

Net of the effects of an acquisition, inventory decreased $2.6 million in the first nine months of fiscal 2000 as a result of a curtailment in production to conserve cash and due to carryover inventory from fiscal 1999. Accounts receivables increased $.3 million compared to the balance at October 31, 1999 due principally to the seasonality of the Company's sales. Accounts payable increased $.6 million due to the timing of payments.

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

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires the Company to follow its guidance no later than its fiscal year beginning November 1, 2000 through a cumulative effect of a change in accounting principle. We do not expect adoption of this standard to have a material impact on our financial statements.

Forward-Looking Statements
--------------------------

The discussion set forth by the Company in this report contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves a number of risks and uncertainties that could cause actual results to differ materially from expected results. The Company intends to market and sell a number of new and recently introduced products. Some of these products utilize new formulations which have not to date been produced on a commercial scale or produced on a commercial scale that has been replicated. Certain of the manufacturing processes for such products include newly developed equipment and techniques which are being incorporated into commercial scale manufacturing processes. Risks and uncertainties associated with the successful commercialization of the products include: (i) the successful scale-up of the Company's manufacturing process in time to meet targeted sales opportunities;
(ii) the market acceptance of the Company's current and newly introduced products; (iii) the efficacy, pricing, ease of use and performance of the Company's products; (iv) the successful development, registration, commercialization and marketing of technologically advanced new products; (v) the continued and uninterrupted supply of the Company's products from third-party toll manufacturers and the continued financial viability of such manufacturers; (vi) economic and environmental considerations which impact agricultural crop production and agricultural crop protection, including the number of acres of target crops planted, the cost and efficacy of competitive products, weather conditions and the level of insect and disease infestation on target crops, and (vii) the ability of the Company to fund its strategic priorities through operations or access to capital which may be dependant on maintaining its NASDAQ listing. On September 11, 2000, the Company was delisted from the Nasdaq National Market. See additional discussion under "Factors That May Affect Future Results" in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999, and other factors detailed from time to time in the Company's other filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

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

3.6 Certificate of Designations, Preferences and Rights of Series 2000-A Convertible Preferred Stock (Form 10-K, for fiscal year ended October 31, 1999)*

27        Financial Data Schedule

(b) Current Reports on Form 8-K

The Company filed a Current Report on Form 8-K/A on May 1, 2000, to file the financial statements and pro forma financial information required by Item 7 of Form 8-K in connection with the purchase of assets from Mycogen Corporation.

The Company filed a Current Report on Form 8-K on August 11, 2000 describing the status of its listing on The Nasdaq Stock Market, Inc.'s National Market System.

The Company filed a Current Report on Form 8-K on September 12, 2000 announcing its delisting on The Nasdaq Stock Market, Inc.'s National Market System.


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this report.

                                  Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 19, 2000


                                  ECOGEN INC.



                                  By: /s/ JAMES P. REILLY, JR.
                                     --------------------------------
                                      James P. Reilly, Jr.
                                      Chairman and Chief Executive
                                      Officer