Form 10-K
period 2000-10-31
ECOGEN INC
filed 2001-03-21
CIK 814050

    As filed with the Securities and Exchange Commission on March 21, 2001.
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                                   ---------

   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED OCTOBER 31, 2000

                                      OR

   [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

             For the Transition period from _____to _______

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

                         COMMON STOCK, $.01 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                       [X]   YES               [_]   NO

THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF
           THE REGISTRANT IS $3,210,595 AS OF JANUARY 31, 2001. (A)

                                  13,492,520

     (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF JANUARY 31, 2001)

                                   ________

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     NONE

(A) Excludes 4,928,267 shares of common stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the common stock outstanding as of January 31, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                    PART I
                                    ------

ITEM 1.         BUSINESS

Introduction
------------

                Ecogen Inc. ("Ecogen" or the "Company"), a Delaware corporation incorporated in 1983, is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Ecogen's product revenues are generated substantially by sales of biological insecticides derived from the bacterial microorganism Bacillus thuringiensis ("Bt") and biological fungicide products for the control of powdery mildew and post-harvest rot disease. In addition, Ecogen has under development for certain niche markets insecticidal nematode-based products for the control of insect pests but the Company is attempting to sell the technology associated with these product lines. Ecogen was the first company to sell genetically enhanced biological pesticide products which are registered with the United States Environmental Protection Agency (the "U.S. EPA") for commercial sale. In addition, Ecogen is the only company to have received U.S. EPA approvals to sell Bt insecticides incorporating a recombinant Bt strain. The Company's fiscal year begins on November 1 and ends on October
31. Unless the context otherwise requires, all references in this document to a particular year shall mean the Company's fiscal year.

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

                Since its inception, the Company has not generated positive cash flow from operations. At October 31, 2000, the Company had limited liquid assets. Further, the Company is in default under its debt agreements and agreements with the holder of the Company's Preferred Stock. Its working capital line of credit, with a balance of $.2 million at January 31, 2001, expires on April 30, 2001 and its term note, with a balance of $1.5 million ("Term Loan"), is due on June 30, 2001. As a result, a change in strategic direction is necessary for the Company. The Company has implemented cost saving measures including personnel reductions and has borrowed $.5 million subsequent to October 31, 2000 pursuant to promissory notes ("Notes") that are due on June 30, 2001. These measures have provided funding for the Company to continue to operate since the end of fiscal 2000 while it pursues its strategic initiatives including the sale of all or certain of its assets. If the Company is not successful in selling assets, the Company will be unable to continue as a going concern. Further, if the Company is unable to continue to obtain short term funding, the Company will be unable to continue as a going concern while it negotiates strategic transactions.

Technology
----------

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

             The following is a description of the Company's technology some or all of which may be sold as the Company pursues strategic initiatives to maximize stockholder value.

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

This joint Research and Development Program, which ended in January 1999, has resulted in a number of new Bt genes that are now being considered by Monsanto for incorporation into Monsanto's future transgenic plant products. Monsanto has utilized Ecogen's (1) Cry3Bb Bt toxin gene as the active ingredient for corn rootworm control in Monsanto's Bt corn that was filed for registration with the U.S. EPA in 1999, and (2) Cry2Ab Bt toxin gene as an active ingredient for Monsanto's new insect resistant cotton that was filed with the US EPA in 2000. Ecogen will receive commercialization success fees from any Monsanto products incorporating technology developed under this program.

         Biofungicide Technologies

                  Biofungicide technologies are based on naturally occurring organisms such as fungi or yeast that can control harmful fungi that reduce crop yields or infect crops after harvesting. Ecogen focuses biofungicide research and development efforts on two biofungicide technologies: hyperparasitic fungi which kill other fungi, such as powdery mildews that infect plant leaves, flowers and fruit; and yeast formulations which protects stored fruit from post-harvest rot pathogens.

                  A fungal hyperparasite, Ampelomyces quisqualis, has been identified that infects most, if not all, types of powdery mildews harmful to agricultural products. Ecogen has obtained an exclusive license to this hyperparasite. Powdery mildew is a significant fungal disease affecting many crops. Special structures of the mildew penetrate the plant epidermal cells and feed on cellular tissue, causing dwarfing of the plant and fruit and cosmetic damage which is particularly undesirable on fresh produce. Plants severely infected with these pathogens have reduced yields. Historically, chemical fungicides have been used for the control of these fungal pathogens, but these pathogens can develop resistance to chemical fungicides over time. In response to this market need, the Company developed its AQ10(R) Biofungicide, which is based on the fungal hyperparasite Ampelomyces quisqualis, for use in an integrated pest management system with other fungicide products to control powdery mildew. AQ10 was the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew. Ecogen's distribution partner in Italy, Intrachem Bio Italia Srl, has been granted approval for the use of Ecogen's AQ10 biofungicide on grapes. As a result, the Company had its first sales of AQ10 in Europe in fiscal 2000. Recently, the Company also received an EU provisional registration for AQ10 in Italy. AQ10 is the first powdery mildew biofungicide to be approved according to the new E.U. directives (91/414).

                  Several non-antibiotic producing strains of yeast have been found to control a number of post-harvest rot pathogens of citrus, pome fruits, grapes and other fruits and vegetables. The Company has incorporated one of these strains, Candida oleophila isolate I-182, into its Aspire(TM) Biofungicide. Aspire, which may be applied by processors and packers in a manner consistent with the method of application of standard chemicals, provides control of post-harvest rot pathogens. The Company has under development another selective fungal antagonist for control of pathogens that cause post-harvest decay.

                  The Company has decided to discontinue its efforts in the area of biofungicide technology and is pursuing the sale of all or a part of this business. In connection therewith, the Company has written off all biofungicide inventory at October 31, 2000, aggregating $.4 million which is the only significant asset associated with this technology.

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

      Nematode product development is dependent on the implementation of production technology developed at a pilot scale, particularly to obtain higher yields at larger commercial scale production and to reduce the costs of production. In addition, current shelf life of the insecticidal nematode products being developed by Ecogen is insufficient for widespread commercialization. Further development efforts are needed to explore methods of formulating and preserving the nematodes to further increase shelf life while maintaining the nematodes' insecticidal capabilities, including the development of formulations that would be stable at various temperatures. The Company is pursuing the sale of it's insecticidal nematode technology.

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

Ecogen Technologies I Incorporated
----------------------------------

          The Company maintains over a 70% ownership interest in Ecogen Technologies I Incorporated ("ETech"). ETech was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by Ecogen to the subsidiaries of ETech. The licensed rights include the right to develop and commercialize sprayable biopesticide products based on technology for: (i) the control of powdery mildew disease (AQ10 Biofungicide); (ii) the control of post-harvest rot disease on agricultural crops (Aspire Biofungicide); (iii) the control of the European corn borer insect, which affects corn production (Condor(R) G Bioinsecticide); (iv) the control of black vine weevil, citrus weevil, wireworm and black cutworm utilizing insecticidal nematodes; (v) the control of corn rootworm; and (vi) the control of certain insects which cause damage to turf. Ecogen has agreed to commercialize and market products on behalf of ETech pursuant to various Marketing Agreements that provide for Ecogen to receive a fee from ETech based on product sales for Ecogen's commercialization and marketing activities. Ecogen has marketed AQ10 and Aspire under such agreements. Insecticidal nematodes are still under development. The other ETech projects have been terminated.

Products
--------

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

                  MVP and MVP II Bioinsecticides - MVP and MVP II are U.S. EPA registered products that utilize the CellCap(R) production system in a liquid formulation. CellCap refers to the expression of Bt insecticidal proteins within a Pseudomonas bacteria which is killed during formulation to form a protective biocapsule. MVP and MVP II are marketed for the control of caterpillar pests primarily on vegetable, tree and vine crops. MVP is sold primarily in international markets. MVP II is sold in international and U.S. markets.

                  Mattch Bioinsecticide - Mattch Bioinsecticide is a U.S. EPA registered product that utilizes the CellCap production system to combine two distinctly different Bt insecticidal proteins in a liquid formulation. Mattch is marketed in the U.S. for control of caterpillar pests on vegetables

                  Condor Bioinsecticide -- Condor Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests in cotton, soybean, corn and other row crops, tree and nut crops, and forestry applications.

                  Cutlass Bioinsecticide -- Cutlass Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests that damage vegetable, tree, nut and vine crops. Cutlass is sold primarily in international markets.

                  AQ10 Biofungicide -- AQ10 Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew. Ecogen markets AQ10 in California and other areas of the western United States for control of powdery mildew on grapes and vegetables. AQ10 also is marketed in Italy for use on grapes.

                  Aspire Biofungicide -- Aspire Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from post-harvest rot pathogens. Aspire is marketed for use by fruit packinghouses in the United States.

                  During fiscal 2000, the foregoing products represented approximately 96% of Ecogen's net product sales. Net product sales represented approximately 99% of the Company's total revenues in fiscal 2000. Bt products and biofungicide products represented approximately 88% and 8%, respectively, of Ecogen's total net product sales in fiscal 2000.

Marketing
---------
                  Agricultural pesticides and related products are sold in the United States primarily through traditional agricultural chemical distribution channels consisting of large wholesale distributors and dealers that serve extensive farm areas. Ecogen makes use of these traditional channels for the domestic distribution of its current products. To coordinate these distribution activities and generate grower interest in its products, the Company employs a marketing staff including domestic sales representatives who are located in key agricultural chemical distribution locations, primarily in the southern and western areas of the United States. The Company also has distribution agreements for certain of its products in the United States.

                  Ecogen's domestic product sales for fiscal 2000, 1999, and 1998 totaled $4.3 million, $4.5 million, and $7.0 million, respectively.

                  For international distribution of its products, Ecogen has entered into several collaborations with companies that have a significant presence in the markets covered by their respective agreements. In 1991, the Company and Hoechst Schering AgrEvo, S.A. ("AgrEvo") entered into a distribution and product supply agreement that grants to AgrEvo exclusive distribution rights to certain of the Company's Bt products in Europe (except Germany and in Spain, Portugal and Italy, where rights are co-exclusive), Africa, the People's Republic of China, Australia, the Middle East and Latin America (except Mexico). In addition to its agreement with AgrEvo, Ecogen has international distribution agreements for certain of its products with a number of other companies including: Zeneca (for Mexico), Nissan Chemical (for Japan), Intrachem (International) S.A. (for Italy, Spain and Portugal), and Jia Non Enterprises (for Taiwan). In September 1998, FMC Corporation agreed to distribute Lepinox in Mexico and Central and South America. In March 1999, Lances Link S.A. agreed to distribute certain of the Company's products in parts of Western Europe, all of Eastern Europe, Egypt, Turkey and all Arab speaking countries of the Near East. In February 2000, the Company agreed to grant Dow AgroSciences exclusive distribution rights for certain products in Mexico, New Zealand and Australia. International product sales totaled $2.0 million in 2000, $2.1 million for fiscal 1999, and $3.5 million for fiscal 1998.

Production
----------
               The manufacturing process for Ecogen's Bt-based bioinsecticide and biofungicide products involves fermentation of the desired microorganism. Upon completion of this fermentation process, the pesticidal agent is recovered using standard techniques, such as centrifugation, and is formulated into commercial products. For commercial production of its products, Ecogen generally engages third-party contract manufacturers to perform one or more steps in the manufacturing process for the Company's products. During fiscal 2000, in order to conserve cash and reduce inventory levels, the Company significantly curtailed inventory production Ecogen believes that adequate fermentation, formulation and other services are available from a number of third-party contract manufacturers, but the engagement of contract manufacturers other than the Company's current contract manufacturers may cause at least short-term disruptions of the Company's manufacturing operations.

               Ecogen operated a fermentation and formulation pilot plant to support some product requirements for field trials and to facilitate the transition of products from laboratory to large-scale manufacturing. Due to limited cash resources, the fermentation and formulation pilot plant was recently shut down. As a result a special charge was recorded in the fourth quarter of fiscal 2000 to write down long-lived assets associated with the plant facilities to their estimated fair value. Also, certain manufacturing equipment designed specifically for the biofungicide technology was written down to its estimated fair value. The aggregate amount of the write down included in special charges in fiscal 2000 was $1.0 million.

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

Research and Product Development
--------------------------------

               As a result of cost saving measures by the Company research and development efforts have been suspended or substantially curtailed. The Company's operating expenses to date have included costs associated with the research and development of products for future commercialization. Costs incurred under Ecogen-funded research and development programs aggregated approximately $2.1 million, $2.3 million, and $2.9 million for fiscal 2000, 1999 and 1998, respectively. Costs incurred by Ecogen under third-party funded research and development programs aggregated approximately none for fiscal 2000, $.3 million for fiscal 1999, and $.7 million for fiscal 1998.

               During fiscal 2000, 1999 and 1998, the Company derived approximately 1%, 9% and 33%, respectively, of its revenues from research and development contracts.

         Bacillus thuringiensis Products

                  The Company is working on improving, through recombinant DNA and other technologies, the efficacy of its bioinsecticides already in the market, adapting such products for application to additional uses, and developing new bioinsecticides. In addition, Ecogen is attempting to improve its fermentation and formulation processes in order to increase product yield and reduce the costs of product manufacturing. As a result of cost saving measures implemented by the Company to conserve resources, research and development efforts have been substantially curtailed.

         Biofungicide and Insecticidal Nematodes

                  The Company's development efforts with respect to biofungicides and insecticidal nematodes have been suspended due to the Company's limited resources. The Company believes that further development is needed to improve these products including (1) improving the processes for commercial production by fermentation of AQ10 and Aspire Biofungicides, (2) developing stable and efficacious formulations for these products (3) developing formulations that provide Aspire with increased shelf life at room temperatures,
(4) working to implement at a commercial scale production technology developed at a pilot scale so as to obtain higher yields and reduce the costs of production of insecticidal nematodes, (5) investigating methods for increasing the shelf life of nematode products (particularly at ambient temperatures) and
(6) continuing the development of formulations that are designed to make the Company's products easier to use and to increase product shelf life.

Geographic Segment Data
-----------------------

                  Information regarding geographic segment data is provided in note 15 to notes to consolidated financial statements.

Patent and Trade Secrets
------------------------

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

Governmental Regulation
-----------------------

                  Regulation by governmental authorities in the United States and other countries is a significant factor affecting the success of products resulting from biotechnological research.

                  The pesticide industry is heavily regulated in the United States. The U.S. EPA regulates pesticide products under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Pesticides also are regulated by various state agencies. Some states, such as California, Florida and New York have their own extensive registration requirements. To develop and commercialize a pesticide product, detailed and complex procedures must be followed and federal approvals must be obtained under FIFRA. Small-scale field testing usually may be conducted prior to product registration to evaluate product efficacy. To conduct large-scale tests, a company must obtain an Experimental Use Permit ("EUP"), which generally requires satisfactory completion of certain toxicology and environmental studies. Synthetic chemical pesticides require additional extensive toxicology and environmental testing that typically is not required of biopesticides to substantiate product safety prior to obtaining a product registration. Commercial sale of a pesticide requires a registration for each pest and crop for which the product is used. Registration requirements include submission and U.S. EPA approval of the text of a label, which must be included on every pesticide product.

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

                  Historically, the cost to Ecogen of compliance with federal, state and local provisions enacted for the protection of the environment has not been material. Toxicology testing, field development trials and related costs for U.S. EPA registrations incurred to date by Ecogen have averaged under $.5 million for each product registration, while state registration and related costs per product have been nominal. This does not mean that such costs are unlikely to increase in the future, particularly if more restrictive approval requirements are adopted by federal, state or local authorities. Also, delays in obtaining necessary product registrations can have a significant impact upon Ecogen's revenues and competitive position in the way of delayed product sales and lost market opportunities.

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


Competition
-----------

                  Competition in the pesticide market is intense. Competition is based principally on price and efficacy, but safety and ease of application are also factors. Competitors of Ecogen include manufacturers and marketers of synthetic chemical pesticides and biopesticides, including large chemical companies such as Sengenta, DuPont and Sumitomo, as well as specialized biotechnology firms. Many of these companies have considerably greater financial and marketing resources than has Ecogen. Competitors with respect to research and development activities also include universities and public and private research organizations. In addition, Ecogen's bioinsecticide products compete with certain transgenic seed and plant products that have insecticidal capabilities.

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

Seasonality
-----------

                  The bulk of the Company's current products are marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent upon, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Unusual weather conditions, such as droughts or floods, and the level of insect infestation in grower areas also affect product sales from year to year.

Employees
---------

                  As of January 31, 2001, Ecogen and its subsidiaries have 11 full-time employees, of whom 3 hold Ph.D. degrees. Degrees held by employees of Ecogen encompass the areas of entomology, microbiology, and molecular genetics.

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

                              EXECUTIVE OFFICERS

                  The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                          Age      Position
----                          ---      --------

James P. Reilly, Jr.          54       Chairman, President, and Chief Executive
                                       Officer and Director

Timothy B. Johnson            44       Vice President, Sales and Marketing


                  All executive officers are elected by the Board of Directors. There is no family relationship among any of the officers or directors.

Business Experience
-------------------

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


ITEM 2.   PROPERTIES

                  Ecogen currently occupies approximately 21,000 square feet of space for its administrative offices and research and development operations in a building located in the Bucks County Business Park, Langhorne, Pennsylvania. The lease for this facility expires in March 2005. Approximately 15,000 square feet of this space is devoted to research and development facilities, including laboratories, an insectary and a fermentation and formulation pilot plant. As a result of cost containment efforts the insectary and the fermentation and formulation pilot plant recently have been shut down.

ITEM 3.   LEGAL PROCEEDINGS

       The Company currently is party to various lawsuits for nonpayment of amounts past due to various vendors aggregating $ .2 million. Amounts are included in accounts payable and accrued expenses in the Company's October 31, 2000 consolidated balance sheet, except for any interest claims. These actions have been brought in State or County Court in the last year.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not Applicable.

                                    PART II
                                    -------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS

         A.      Market Information

               Until September 8, 2000, the Common Stock of the Company was traded on the NASDAQ National Market under the symbol "EECN." On September 11, 2000, the Common Stock of the Company commenced trading in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol "EECN.OB". Set forth below are the high and low closing prices, as reported by the National Quotation Bureau, for each full quarterly period during fiscal year 1999 as well as the interim periods through September 8, 2000, and the high and low bid quotations for the period from September 11. 2000 through October 31, 2000 as reported by the OTC Bulletin Board. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                         High         Low
                                                         ----         ---
     2000  First Quarter                                $  2.44     $  1.13
           Second Quarter                                  5.03        1.63
           Third Quarter                                   2.50        0.95
           Fourth Quarter (through 9/8/00)                 1.06        0.47
           Fourth Quarter (9/11/00 through 10/31/00)       0.88        0.31

     1999  First Quarter                                $  2.25     $  1.18
           Second Quarter                                  3.31        1.75
           Third Quarter                                   3.50        2.50
           Fourth Quarter                                  3.12        1.50




         A.      Holders

                 On February 1, 2001, there were approximately 700 stockholders of record.

         B.      Dividends

                 No cash dividends have ever been paid on the Company's common its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its loan agreements.

ITEM 6.   SELECTED FINANCIAL DATA

            Years ended October 31, 2000, 1999, 1998, 1997 and 1996
               (all amounts in thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                   2000/(2)/   1999        1998/(1)/   1997       1996
                                   ----        ----        ----        ----       ----
Revenues:
   Product sales                   $  6,341    $  6,566    $ 10,472    $  8,783    $  8,600
   Other revenues                        50         676       5,266       2,939       7,825
Gross margins/(3)/                      341         590       1,871       2,491       2,901
Expenses:
   Research and development           2,070       2,637       3,616       5,042       4,922
   Selling, general and
     Administrative                   5,500       6,833       6,824       8,661       8,547
Restructuring charges                 1,050           -           -       1,626           -
Net loss                             (8,977)     (8,611)     (2,997)     (9,810)     (2,860)
Dividends on preferred stock,
   including incremental yield        1,071       1,142         116           2           -
Net loss allocable to common
   Stockholders                    ($10,048)   ($ 9,753)   ($ 3,113)   ($ 9,812)   ($ 2,743)
Basic and diluted net loss
   per common share                ($  0.84)   ($  1.05)   ($  0.39)   ($  1.23)   ($  0.43)
Weighted average common
   shares outstanding                11,907       9,248       8,059       7,958       7,178

CONSOLIDATED BALANCE SHEET DATA:

                                                                     October 31,
                                               2000          1999        1998        1996         1997
                                               ----          ----        ----        ----         ----
Cash, cash equivalents and
   temporary investments                     $   216       $     -     $ 2,823     $ 2,374      $ 9,611
Total assets                                   6,500        10,462      14,677      17,558       23,861
Long-term debt                                     9           250       1,328       3,916        1,297
Stockholders' (deficit) equity                (3,615)        1,023       6,925       4,870       14,403
-------------------------------------------------------------------------------------------------------

No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its loan agreements.

/(1)/ During fiscal 1998, the Company disposed of its pheromone product line (see note 9 of notes to consolidated financial statements.)
/(2)/ In February 2000, the Company acquired certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences Inc. (see note 8 of notes to consolidated financial statements.)
/(3)/ Fiscal 2000 gross margins include a special charge of $.4 million for the write down of biofungicide inventory (see note 17 of notes to consolidated financial statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

               The Company is an agricultural biotechnology company specializing in the development and marketing of quality biorational products for the control of pests in agricultural and related markets.

Overview
--------

               During the second quarter of fiscal 2000, the Company acquired certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation for approximately $3.4 million including cash and $3.0 million of the Company's common stock. On an unaudited pro forma basis, assuming the acquisition had taken place at the start of fiscal 1999, the Company's net loss allocable to common stockholders for fiscal 2000 would have been ($10.2) million, or ($0.83) per basic and diluted share, compared with ($9.6) million, or ($0.91) per basic and diluted share for the year-ago period.

               In April 1998, the Company sold its pheromone product line to a newly-formed company for aggregate net proceeds of $2.4 million and recognized a gain on sale of approximately $.5 million. On an unaudited pro forma basis, assuming that the sale of the pheromone product line had taken place at the start of fiscal 1998 and excluding the $.5 million gain on the sale, the Company's net loss allocable to common stockholders for fiscal 1998 would have been ($3.9) million, or ($.48) per basic and diluted share.

Results of Operations - Year Ended October 31, 2000 Compared to Year Ended
--------------------------------------------------------------------------
October 31, 1999
----------------

Revenues
--------
               Net product sales decreased $.3 million or 5% in fiscal 2000 from $6.6 million to $6.3 million, principally due to volume. Sales of the Company's Bt product line, representing 88% of total sales, decreased 6% due principally to lower volume of sales. Included in the Company's Bt sales in fiscal 2000 are $2.5 million of acquired Mycogen products principally Mattch and MVP for caterpillar control. Sales of Ecogen's Bt products, exclusive of the acquired Mycogen products, decreased $2.8 million for the year ended October 31, 2000 primarily due to lower sales of Lepinox and Condor, two of the Company's Bt bioinsecticides for control of caterpillars. The net result is a $.3 million decline in Bt product sales. Biofungicide sales, representing 8% of total sales, increased 94% due to initial sales of AQ10 in Europe. Other product sales represented 4% and 6% of total sales in fiscal 2000 and 1999, respectively.

               Contract research revenues decreased $.6 million in the current fiscal year, due to the expiration in January 1999 of the Monsanto research and development contract that had contributed more than $10 million in contract research revenue over its three-year term.

Costs and Expenses
------------------
               Cost of products sold was $6.0 million in both fiscal 2000 and 1999. In fiscal 2000, cost of products sold includes a special charge of $.4 million for the write off of biofungicide inventory. Gross margins on product sales, exclusive of the special charge in fiscal 2000 were 11% in fiscal 2000, up slightly from 9% in fiscal 1999, primarily as a result of lower fixed charges in fiscal 2000.

               Total operating expenses, exclusive of special charges, consisting of research and development expenses and selling, general and administrative expenses, decreased $1.9 million or 20% in fiscal 2000 when compared to fiscal 1999. Research and development costs decreased $.6 million or 22% in fiscal 2000 compared to the year-ago period as a result of lower personnel and related costs due to the wind-down of the Monsanto Research Program and lower basic research. Selling, general and administrative expenses decreased $1.3 million or 19% in fiscal 2000 as a result of cost containment measures implemented to conserve cash including personnel costs and outside services. Fiscal 2000 operating expenses included a special charge of $1.0 associated with the shut down of the Company's fermentation and formulation pilot plant and the decision to discontinue the sale of its biofungicide products.

               Net interest expense was $.8 million in fiscal 2000 compared to $.5 million in fiscal 1999. The higher interest expense in fiscal 2000 was due to higher rates charged on the Company's line of credit facility and increased borrowings under its long-term note.

               Net loss allocable to common stockholders for fiscal 2000 was ($10.0) million, or ($0.84) per basic and diluted share, compared with a net loss of ($9.8) million or ($1.05) per basic and diluted share in the same period in fiscal 1999. Fiscal 2000 and 1999 included an assumed incremental yield on preferred stock of $.6 million and $.8 million, respectively. Weighted average shares were 11.9 million in fiscal 2000 compared to 9.2 million in fiscal 1999. Net loss allocable to common stockholders exclusive of special charges was ($8.6) million or ($0.72) per basic and diluted share.

Results of Operations - Year Ended October 31, 1999 Compared to Year Ended
--------------------------------------------------------------------------
October 31, 1998
----------------

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

Costs and Expenses
------------------

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

Seasonality
-----------

               The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent upon, among other factors, completion of field-testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of the Company's business, product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Unusual weather conditions, such as droughts and the level of insect infestation in grower areas also affect product sales from year to year.

Inflation
---------

               To date and for the foreseeable future, inflation has not had, nor is it anticipated to have, a significant impact on revenues or costs and expenses of the Company.

Assets, Liabilities and Stockholders' Equity
--------------------------------------------

               Net of the effects of the Mycogen acquisition, inventory decreased $4.2 million at October 31, 2000 when compared to October 31, 1999 principally as a result of a curtailment in production to conserve cash and due to carryover of inventory from 1999. Accounts receivable decreased $1.1 million compared to the balance at October 31, 1999 due to lower sales in the fourth quarter of fiscal 2000. Accounts payable increased $.8 million due to the Company's inability to make timely payments. Current portion of long-term debt at October 31, 2000 is about the same as the prior period amount. However, amounts outstanding under the Company's line of credit decreased $1.6 million at October 31,2000 when compared to October 31,1999 as a result of payments made in fiscal 2000. New borrowings of $1.5 million under a term loan offset this decrease in fiscal 2000.

Liquidity and Capital Resources
-------------------------------

               Since its inception the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. In addition, in 1998 the Company obtained a working capital line of credit.

               At October 31, 2000, the Company had $.2 million in cash. At October 31,2000, current liabilities were $7.0 million and current assets were $3.2 million resulting in a working capital deficit of $3.8 million. Current liabilities increased $.8 million due primarily to the Company's inability to make timely payments. At October 31, 2000, the Company had $2.9 million in Accounts Payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue. Included in current liabilities at October 31, 2000 are net borrowings under debt facilities of $2.1 million. During the fiscal year ended October 31, 2000, the Company used cash of $.6 million for operations. During fiscal 2000, the Company also used $1.8 million of cash in repayment of debt and capital lease obligations and $.3 million for an acquisition. The Company funded these cash outlays from financings.

               During fiscal 2000, the Company obtained a $1.5 million variable rate secured term loan with The Berkshire Bank, a financial institution controlled by a principle stockholder of United Equities (commodities) Corporation, one of the Company's principal stockholders. In February 2000, the Company raised net proceeds of $1.4 million pursuant to a private placement of 7% Series 2000 A convertible preferred stock to institutional investors. In accordance with the terms of the preferred stock, the Company is required to recognize a non-cash, assumed incremental yield of approximately $.6 million, calculated at the date of issuance based on 95% of the average conversion feature, as defined in the agreement.

               The maturity date on the Term Loan was extended to June 30, 2001 for all principal, interest and penalty payments under the Term Loan. Further, subsequent to October 31, 2000, a corporation controlled by the principal stockholder loaned the Company $.5 million pursuant to promissory notes ("the Notes") which are due on June 30, 2001 and bear interest at 12%.

               On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock. Under Delaware Law, the Company is precluded from paying cash dividends due to its deficit in stockholders' equity and therefore is in default of its preferred stock agreements.

               During fiscal 2000, the Company issued 984,732 shares of its common stock in exchange for the 15,000 shares of the Company's Series 1999-A 7% convertible preferred stock issued in May 1999. The Company also issued 52,356 shares of its common stock in payment of cumulative dividends at the time of conversion.

               During fiscal 2000, the Company issued 1,044,225 shares of its common stock in exchange for 7,380 shares of the Company's Series 2000-A 7% convertible preferred stock issued in February 2000. The Company also issued 52,356 shares of its common stock in payment of cumulative dividends at the time of conversion.

               On February 15, 2000, the Company completed its acquisition of certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences Inc. (the "Mycogen Transaction") for aggregate consideration, including out-of-pocket expenses, of $3.4 million including shares of common stock with a market value of $3.0 million.

               To date, the Company has not generated positive cash flow from operations. The Company has secured borrowings under a working capital line of credit which expired on March 15, 2001 and term loans that are due on June 30, 2001. The working capital line of credit has been extended to April 30, 2001, subject to completion of final agreements. The Company currently is not in compliance with the covenants of its $5.0 million working capital line of credit. This line of credit has a balance of $.2 million as of January 31, 2001. As a result of the Company's non-compliance with the covenants, the working capital lender, at its option, may discontinue making loans and liquidate the collateral including inventory and accounts receivable.

               The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position. The Company has taken a number of steps to conserve cash, including additional personnel reductions until it is able to sell assets. The Company needs to sell assets by June 30, 2001 to provide the necessary cash resources to repay the outstanding balances under its line of credit, the Term Loan, the Notes, accounts payable and fund operations. Further, the Company needs to continue to obtain short-term funding while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology. The report of our independent auditors on our consolidated financial statements includes an explanatory paragraph which states that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

               At October 31, 2000, the Company had no material commitments for capital expenditures.

               Through October 31, 2000, the Company had available Federal net operating loss carryforwards of approximately $92.3 million, which expire at various times from 2001 through 2015. In addition, the Company had research and experimentation tax credits of approximately $2.3 million, which credits expire at various times from 2001 through 2012.

               As a result of certain equity transactions, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act. The Company believes that such limitations should not have a significant impact in 2001 since anticipated taxable profits, if any, will not exceed the amount of the limitation. In addition, to the extent that the Company recognizes gains, if any, on the disposition of assets held on the date of the ownership change, the annual limitation is increased by the amount of the "built-in" gains attributable to those assets. The built-in gain on a particular asset is the excess of its fair market value over its cost basis on the date of the ownership change.

All statements contained in this management's discussion and analysis of financial condition and results of operation other than statements of historical financial information, are forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward-looking statements and to vary significantly from reporting period to reporting period. These risks include, among others, those listed in "Factors That May Affect Future Results", in this Annual Report on Form 10-K, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks of operating results.

Recently Issued Accounting Standards
------------------------------------

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

               In June 1998, the Financial Accounting Standard Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133"). FAS 133 is not required to be adopted until the fiscal year beginning November 1, 2000. However, the Company has reviewed FAS 133 and because it does not use derivatives, the adoption of FAS 133 is not expected to effect the results of operations or the financial position of the Company.

               In April 2000, the Financial Accounting Standard Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25" ("FIN 44") was issued. Fin 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB no. 25, the criteria for determining whether a plan qualifies as non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Fin 44 became effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a significant effect on the Company's financial position or results of operations.

Factors That May Affect Future Results
--------------------------------------


Strategic Risk Factor
---------------------

WE NEED TO ENTER INTO TRANSACTIONS TO RAISE CAPITAL AND SELL ASSETS IN THE FUTURE TO GENERATE CASH AND THESE TRANSACTIONS MAY NOT OCCUR.

               We have never generated positive cash flow from operations. Since our inception, we have financed our working capital needs primarily through sales of equity and debt securities, revenues from research and development agreements and product sales. Recently, we have been unable to obtain additional equity funding, and we have secured borrowings under a working capital line of credit, which expires on April 30, 2001, and a Term Loan, which is due on June 30, 2001. At October 31,2000, we had limited cash resources.

               We are currently not in compliance with the covenants of our working capital line of credit. As a result of the Company's non-compliance with such covenants, the working capital lender, at its option, may discontinue making loans and liquidate the collateral. Additionally, due to our current inability to make a principal payment on our Term Loan, the lender extended the due date of such principal repayment, originally due June 23, 2000, to June 30, 2001. If we are unable to make the principal payment or obtain an additional extension, we will be in default of the terms of the Term Loan, which will also put us in default on our working capital line of credit. In that case, both lenders may liquidate the collateral in accordance with the terms of our agreements.

               Additionally, on September 11, 2000, our common stock was delisted from the Nasdaq National Market ("NNM") as a result of our failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on our preferred stock are payable in cash. The Company no longer has the option to pay such dividends in stock. Under Delaware Corporate Law, as a result of the Company's net capital deficiency, the Company is unable to pay dividends on the preferred stock and ,accordingly, is in default under its preferred stock agreements. The holders of the preferred stock have, under certain circumstances, all of which is in the control of the company, the ability to force the Company to redeem their preferred shares for 130% of the par value of the preferred stock in cash.

                    In order to repay our working capital line our Term Loan, Notes and Accounts Payable are pursuing certain strategic transactions including the sale of assets. We need to obtain short term funding while we continue to negiotiate strategic transactions. These strategic transactions may require stockholder approval and there can be no assurances that we will be able to receive such stockholder approval on a timely basis or at all. We are unable to predict whether we will be successful in these efforts. If we are not successful, we will be unable to continue as a going concern.

Operational Risk Factors
------------------------

               If the Company is successful in completing strategic transactions such as the sale of assets to raise funds to repay its debt, the Company cannot predict what remaining product lines it may have. Of the remaining product lines, the following operational risk factors would affect the Company's future results.

WE ARE NOT PROFITABLE; WE MUST INCREASE SALES OF OUR PRODUCTS TO BE PROFITABLE.

               We have incurred net losses since our inception. To date, we have not generated profits or positive cash flow from operations. There can be no assurance that we will achieve operating profits or generate a positive cash flow. Our ability to become profitable will depend, in part, on an increase in the sales volumes and margins of our line of biological insect control products and realization of commercialization fees. No assurance exists that we will be able to market these products at prices and in quantities that will enable us to achieve profitability.

WE ARE NOT ABLE TO PREDICT FUTURE COMMERCIAL ACCEPTANCE.

               Currently, our primary products include a line of biological insect control products and products based on naturally occurring organisms. There can be no assurance that our existing or future products will be commercially accepted. Additionally, two genes, which are products of our collaboration with the Monsanto Company ("Monsanto") are being utilized by Monsanto as an active ingredient in two of their products. Upon government approval and commercialization by Monsanto, revenue generated by Monsanto from these products using the genes would be subject to commercialization fees due to us under an agreement between the two companies. There can be no assurance that any of these products will be approved or commercialized by Monsanto or commercially accepted.

WE COMPETE AGAINST LARGER, MORE ESTABLISHED ENTITIES.

               The markets in which we operate are highly competitive. Our competition is based principally on price and efficacy, but safety and ease of application are also factors. Our competitors include:

1. manufacturers and marketers of synthetic chemical pesticides and biopesticides including large chemical companies, such as Sengenta, DuPont and Sumitomo;

2.   specialized biotechnology firms;

3.   universities and public and private research organizations; and

4. in the case of our biological insecticide products, certain genetically altered, also known as "transgenic", seed and plant products that have insecticidal capabilities.

               Most of these organizations have considerably greater financial and marketing resources. The agricultural pesticide industry is undergoing, and is expected to continue to undergo, rapid and significant technological change. We expect competition to intensify as technical advances in the field are made and become more widely known. As a result, there can be no assurances that such competitive pressures and technological advances will not result in a reduction in prices of our products which could adversely affect our profitability or render our products or technology obsolete or noncompetitive.

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

WE DEPEND ON KEY MEMBERS OF OUR STAFF AND MUST RETAIN AND RECRUIT QUALIFIED INDIVIDUALS IF WE ARE TO BE COMPETITIVE.

               Our future success is dependent upon the efforts and abilities of our employees. We have a highly qualified technical staff, whom have considerable prior experience with bioinsecticides. The loss of certain employees could materially and adversely affect our business and impede the achievement of our business objectives. Our success will depend on our ability to retain key employees and to replace them, if any depart, with personnel of comparable scientific and management capability.

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

OUR STOCK PRICE IS HIGHLY VOLATILE AND INVESTING IN OUR STOCK INVOLVES A HIGH DEGREE OF RISK.

               The market price for shares of our common stock, like the price of common stock and other securities of biotechnology companies generally, fluctuates and may be extremely volatile in the future. Factors that may effect the market price of our common stock include: (1) our ability to continue our existence; (2) announcements of adverse results, technical innovations and new commercial products by us or potential competitors; (3)adverse results in our product sales; (4)adverse litigation, including actions by creditors and investors; (5) adverse legislation; (6)developments or disputes concerning patent or our other proprietary rights; (7) general market conditions.

               In addition, the future sale of a substantial number of shares of common stock by existing stockholders or by us may have an adverse impact on the market price of the shares of common stock offered hereby. There can be no assurance that the price of our common stock will remain at or near its current level. Because our stock price is so volatile, investing in our common stock is highly risky and a potential investor must be able to withstand the loss of his entire investment in our common stock.

OPTIONS AND CONVERTIBLE SECURITIES WE HAVE PREVIOUSLY ISSUED OR MAY ISSUE IN THE FUTURE MAY DILUTE OUR COMMON STOCK.

               We have granted options to purchase common stock under employee benefit plans and agreements with our management and directors. Warrants, options, convertible securities (including shares of our 7% Series 2000-A Preferred Stock and 8% Series 1998-C Preferred Stock) and other rights to purchase common stock are also outstanding under financing arrangements and other transactions and may convert into common stock at a discount to the then - prevailing market price of our common stock. We may examine opportunities to expand our technology base and product line, through means such as licenses and joint ventures, and may issue securities in connection with such transactions. We may issue additional stock, warrants and/or options or other convertible securities in order to raise funds or for other purposes in the future and may also issue additional securities in connection with our employee benefit plans. During the terms of any such options, warrants and other convertible securities (including shares of our 7% Series 2000-A Preferred Stock and 8% Series 1998-C Preferred Stock), the holders thereof have an opportunity to profit from a future rise, if any, in the market price of the common stock.

               The exercise of any outstanding options, warrants and other convertible securities or issuance of further shares will dilute our common stock and may lower the price of our common stock. If you invest in our common stock, your interest will be diluted to the extent of the differences between the price per share you pay for the common stock and the pro forma as adjusted net tangible book value per share of our common stock at the time of sale. We calculate net tangible book value per share by calculating the total assets less intangible assets and total liabilities, and dividing it by the number of outstanding shares of common stock.

WE DO NOT PAY DIVIDENDS.

               We have never paid a dividend on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock.

NASDAQ DELISTING; REGULATION AS A PENNY STOCK.

               We have been notified by The Nasdaq Stock Market that our Common Stock was delisted from The Nasdaq National Market effective with the opening of business on September 11, 2000. The delisting was as a result of the Company's failure to meet Nasdaq's net tangible asset requirement for continued listing. The Company does not plan to further appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The Nasdaq SmallCap Market, The New York Stock Exchange or the American Stock Exchange.

               Trading in our common stock is being conducted on the National Association of Securities Dealers' OTC Bulletin Board ("OTCBB") and could also be subject to additional restrictions. As a consequence of such delisting, it is expected that our stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. In addition, such delisting will make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions. Additionally, our common stock may not remain quoted on the OTCBB.

               Our common stock may become subject to regulation as a "penny stock." The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price or exercise price less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq National Market. If our common stock is not listed on the Nasdaq National Market and no other exception applies, our common stock may be subject to the SEC's Penny Stock Rules, Rules 15g-1 through Rule 15g-9 under the Exchange Act.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     1. Directors

Philippe D. Katz, 39, has served as a director of the Company since February 1998. Since 1996, Mr. Katz has been a partner at the investment firm of United Equities (Commodities) Company. From 1992 to 1996, Mr. Katz was associated with United Equities (Commodities) Company. From 1989 to 1992, Mr. Katz was associated with the law firm of Weil, Gotshal & Manges. Mr. Katz is a member of the Audit Committee and the Nominating Committee.

Dr. Lowell N. Lewis, 69, has served as a director of the Company since February 1989. Since February, 1992, Dr. Lewis has been an International Research Management Consultant. From January, 1988 through his retirement from the University of California in April, 1991, Dr. Lewis was employed at the University of California as Associate Vice President for Programs, Agriculture and Natural Resources; Associate Director of the California Agricultural Experiment Station; and Associate Director of Cooperative Extension. Dr. Lewis is a member of the Audit Committee and the Compensation Committee.

James P. Reilly, Jr., 54, has served as Chairman of the Board of Directors of the Company since November 1, 1995 and as a director of the Company since June 1992. Since January 1994, Mr. Reilly has been the Chief Executive Officer of the

Company and since June 1992, he has been the Company's President. From June 1992 to January 1994, Mr. Reilly served as Chief Operating Officer of the Company. From 1976 until he joined the Company, Mr. Reilly was employed in various management capacities at Rhone-Poulenc, Inc., most recently, from April 1991 to May 1992, as Vice President and General Manager of the Fine Chemicals Division. Mr. Reilly is a member of the Nominating Committee.

John R. Sutley, 58, has served as a director of the Company since March, 1996. From 1994 to 1999, he was President and Chief Executive Officer of Nalco/Exxon Energy Chemicals, L.P., a specialty chemicals company. From 1968 to 1994, Mr. Sutley was employed in various management capacities at Nalco Chemical Co., most recently, from 1991 to 1994, as Group Vice President of Nalco Chemical Co. and President of Nalco Europe. Mr. Sutley is a member of the Audit Committee and the Compensation Committee.

         2. Information concerning the Company's Executive Officers is set forth in Part I of this Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

                  The following table sets forth the compensation for services rendered to the Company during the last three fiscal years by the Chief Executive Officer and each other executive officer of the Company whose aggregate annual salary exceeded $100,000 during the fiscal year ended October 31, 2000:

SUMMARY COMPENSATION TABLE
                                                         Long Term
                                                       Compensation
                      Annual Compensation             (Awards/Payouts)
                      ------------------- --------------------------------------

Name and                                            Restricted     All Other
                             Salary       Options  Stock Awards  Compensation(1)
Principal Position     Year   ($)           (#)       ($)            ($)
------------------     ----  ------       -------   ---------     --------------
James P. Reilly, Jr.,  2000  300,000         --        --          10,020
Chairman and Chief     1999  300,000         --        --         149,945 (2)
Executive Officer      1998  300,000      400,000    125,000 (3)    8,704

Timothy B. Johnson     2000  132,840      100,000      --           7,970
Vice President         1999  125,000         --        --           7,500
Sales and Marketing    1998  124,167      125,000      --           7,983

(1) Reflects the Company's contribution on behalf of such executive officer to the Company's 401(k) Profit Sharing Plan.
(2) Includes $139,871 reimbursed to Mr. Reilly for the payment of income taxes in connection with the accelerated vesting of a stock award granted to Mr. Reilly in 1998.
(3)    Mr. Reilly was granted a stock award of 100,000 shares of Common Stock.

                  The Company does not have a defined benefit or actuarial pension plan and the Company does not have a long-term incentive plan.

                  The Company maintains a severance compensation agreement with Mr. Reilly that provides that in the event Mr. Reilly's employment with the Company is terminated (as defined in the agreement) under certain circumstances the Company is obligated to continue to pay Mr. Reilly his salary and benefits for a period of two years.

OPTION GRANTS FOR LAST FISCAL YEAR

                     Option/SAR Grants in Last Fiscal Year
                     -------------------------------------

                                                                                 Potential Realizable Value At
                                                                                    Assumed Annual Rates of
                                Percent of                                           Stock Appreciation for
                              Options Granted          Exercise                         Option Term(2)
                  Options      to Employees             Price         Expiration        --------------
Name              Granted     For Fiscal Year        (Per Share)         Date           5%           10%
----              -------     ---------------        -----------         ----           ---          ---
T.B. Johnson      100,000           36%                  $0.875         8/20/10         $62,000    $161,875

(1) Exercisable ratably over a three year period beginning on the first anniversary of the date of grant.

(2) Option terms are generally ten years. The dollar amounts under these columns are the result of calculations at 5% and 10% rates set by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the stock price.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUE TABLE

 Aggregated Option Exercises in Last Fiscal Year and Full Year-End Option Value
 ------------------------------------------------------------------------------

                                                      Number of Unexercised          Value of Unexercised
                                                        Options at Fiscal           In-the-Money Options at
                                                           Year-End (#)               Fiscal Year End ($)
                                                      ---------------------         -----------------------
                        Shares             Value
                      Acquired on        Realized
     Name             Exercise(#)           ($)        Exercisable    Unexercisable     Exercisable    Unexercisable
     ----             -----------      ------------   -----------    -------------     -----------    -------------
J.P. Reilly, Jr.         None               N/A             603,000        5,000           none            none

T.B. Johnson             None               N/A             102,348      144,672           none            none

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL STOCKHOLDERS

         The following table sets forth information as of January 31, 2001, with respect to the beneficial ownership of the Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, by each director and nominee for director, by each named executive officer, and by all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

               Name and Address (1)                           Number of Shares(2)         Percentage of Class(3)
               -----------------                              -------------------         ----------------------
         United Equities (Commodities) Company                   17,489,475                        57%(6)
         Moses Marx, Philippe D. Katz
         160 Broadway
         New York, NY  10038 (4)(5)

         Dow AgroSciences                                         1,351,351                        10%
         9330 Zionsville Road
         Indianapolis IN 46268-1045 (7)

         Goldsmith & Harris                                         978,537                         7%
         Philip W. Goldsmith, Jay R. Harris
         80 Pine Street
         New York, New York 10005 (8)

         Monsanto Company                                           943,397                         7%
         800 North Lindbergh Boulevard
         St. Louis, MO  63167

         Agroinvest Limited, Bioinvest Limited                      940,000                         7%
         Farlap Asset Management Limited
         Mrs. Luciana Price
         22 Grenville Street
         St. Helier, Jersey, Channel Islands (9)

         James P. Reilly, Jr. (10)                                  761,594                         5%

         Timothy B. Johnson (11)                                    107,773                         1%

         Philippe D. Katz (12)                                       21,000                         *

         Lowell N. Lewis (13)                                        11,540                         *

         John R. Sutley (14)                                         17,040                         *

         All current executive officers and directors as
         a group (five persons) (4), (5), (10), (11),
         (12), (13), (14), and (15)                              18,408,422                        59% (6)

* Indicates amount is less than 1%.

(1) The addresses of all officers and directors of the Company listed above are in care of the Company. The Company's corporate headquarters are located at 2000 Cabot Boulevard West, Suite 170 Langhorne, Pennsylvania

       19047. For purposes of calculating beneficial ownership, the Company relied upon reports filed with the Securities and Exchange Commission and upon its actual knowledge.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the ownership percentage of any other person. Except as indicated and subject to community property laws where applicable, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) The "Percentage Owned" calculations are based on the outstanding shares of Common Stock as of January 31, 2001.

(4) Includes a five-year warrant to purchase up to 200,000 shares of Common Stock at $1.25 per share granted to the Momar Corporation. Mr. Marx is the President and a control person of Momar Corporation.

(5) Pursuant to Amendment No. 4 to Schedule 13D filed by Moses Marx and United Equities (Commodities) Company ("United Equities") on June 21, 1999, securities reported as being beneficially owned by United Equities include 534,833 shares of Common Stock. Includes 16,754,642 shares which United Equities has the right to acquire upon conversion of the Comapany's 8% Series 1998-C convertible Preferred Stock. Moses Marx has a 99% equity interest in United Equities, and has sole investment and voting power over, and is deemed to beneficially own the shares of Common Stock held by United Equities. Philippe Katz has a 0.5% equity interest in United Equities and may be deemed to beneficially own the shares of Common Stock held by United Equities.

(6) Includes outstanding shares of Common Stock as of January 31, 2001, shares which United Equities has the right to acquire upon conversion of the Company's 8% Series 1998-C convertible Preferred Stock and shares which Momar Corporation has the right to acquire upon conversion of a warrant.

(7) Under the terms of the agreement, Dow AgroSciences has agreed to hold the shares for a three-year period, except in the event of certain change in control transactions. Dow AgroSciences also has been granted certain market price protection at the time that Mycogen sells the Shares.

(8) Pursuant to Schedule 13G filed by Goldsmith & Harris Incorporated ("G&H") on February 16, 2000, securities reported as being beneficially owned by G&H include 978,537 shares of Common Stock as of December 31, 1999. Included in the 958,137 shares are 20,000 shares owned by Philip W. Goldsmith and 214,300 shares owned by Jay R. Harris and members of his family. Mr. Goldsmith and Mr. Harris are control persons of G&H.

(9) Pursuant to Amendment No. 2 to Schedule 13D filed by Agroinvest Limited, Bioinvest Limited, Farlap Asset Management Limited and Mrs. Luciana Price ("Agroinvest Group") on November 18, 1999, securities reported as being beneficially owned by Agroinvest include 940,000 shares of Common Stock on November 1, 1999. Bioinvest Limited owns all of the outstanding stock of Agroinvest Limited. Farlap Asset Management Limited owns all of the outstanding stock of Bioinvest Limited. Mrs. Luciana Price owns all of the outstanding stock of Farlap Asset Management Limited. Bioinvest Limited currently is the record holder of 500,000 shares of Common Stock and currently holds 440,000 shares of Common Stock through a nominee.

(10) Includes 603,000 shares which Mr. Reilly has the right to acquire upon exercise of stock options which are exercisable on or within 60 days following January 31, 2001. Does not include 5,000 shares which Mr. Reilly has the right to acquire upon exercise of stock options which are not currently exercisable and not exercisable within 60 days following January 31, 2001.

(11) Includes 102,348 shares which Dr. Johnson has the right to acquire upon exercise of stock options which are exercisable on or within 60 days following January 31, 2000 Does not include 144,672 shares which Dr. Johnson has the right to acquire upon exercise of stock options which are not currently exercisable and not exercisable within 60 days following January 31, 2001.

 (12) Includes 6,000 shares which Mr. Katz has the right to acquire upon the exercise of stock options which are exercisable on or within 60 days following January 31, 2001. Does not include 6,000 shares which Mr. Katz has the right to acquire upon exercise of stock options which are not currently exercisable and not exercisable within 60 days following January 31, 2000. Does not include shares owned by United Equities of which Mr. Katz has a .5% equity interest. See Footnote 2 above.

(13) Includes 10,400 shares which Dr. Lewis has the right to acquire upon the exercise of stock options which are exercisable on or within 60 days following January 31, 2000. Does not include 6,000 shares which Dr. Lewis has the right to acquire upon exercise of stock options which are not currently exercisable and not exercisable within 60 days following January 31, 2001.

(14) Includes 7,000 shares which Mr. Sutley has the right to acquire upon exercise of stock options which are exercisable on or within 60 days following January 31, 2001. Does not include 16,000 which Mr. Sutley has the right to acquire upon the exercise of stock options which are not currently exercisable and not exercisable within 60 days following January 31, 2001.

(15) Gives full effect to stock options and warrants, which are presently exercisable, held by current executive officers and directors.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

          On January 24, 1996, the Company closed a transaction with Monsanto Company ("Monsanto") for, among other things, development of the Company's proprietary Bt technology. Under the terms of the agreement, Monsanto purchased 943,397 shares of Common Stock for $10.60 per share for an aggregate purchase price of $10 million. Monsanto has certain registration rights with respect to the shares of Common Stock. In addition, Monsanto has a right of first refusal to purchase securities from the Company in order to maintain its percentage ownership interest in the Company upon the occurrence of certain events involving the issuance of additional securities by the Company. In addition, on January 24, 1996, Monsanto acquired for $5 million certain rights to Ecogen's existing Bt strain library and insecticidal crystal protein gene library, and the intellectual property rights associated with such libraries including certain patents and patent applications (the "Bt Technology"). The Company maintains rights to the Bt Technology for applications other than in-plant uses. Monsanto did not acquire any rights to the Company's fermentation and formulation technology, insectary technology or technology related to the movement of Bt genes from Bt and back into Bt without foreign DNA. Monsanto and the Company are also parties to a Research and Development Agreement involving Bt Technology (the "R&D Program"). The R&D Program which terminated in January, 1999, provided Ecogen with $10 million of research funding. The results of the R&D Program are owned by Monsanto and licensed to Ecogen for use outside of in-plant applications. Under the terms of the agreement with Monsanto, Ecogen will share in the commercialization success of transgenic plants incorporating the Bt Technology. Monsanto shall pay a commercialization success fee based on sales revenue and license fees received by Monsanto from products which incorporate the Bt Technology or the results from the R&D Program.

          In December, 1999, the Company borrowed $1.5 million from The Berkshire Bank ("Berkshire"), a subsidiary of Berkshire Bancorp Inc. The loan was guaranteed by Momar Corporation in exchange for a five-year warrant to purchase up to 200,000 shares of Common Stock at $1.25 per share. Mr. Marx, a general partner in United Equities Company and United Equities (Commodities) Company ("United"), is a director of the Berkshire Bank and President of Momar Corporation. Due to the Company's current inability to make a principal payment on our long-term note, Berkshire extended the due date of such principal repayment, originally due June 23, 2000, to June 30, 2001. If we are unable to make the principal payment or obtain an additional extension, we will be in default of the terms of the term loan which will also put us in default on our working capital line of credit. In that case, Berkshire and our working capital lender may liquidate the collateral in accordance with the terms of our agreements.

          The Berkshire Bank, a financial institution that is controlled by Mr. Marx, agreed to extend the due date to June 30, 2001 for all principal, interest and penalty payments under the Term Loan. Also, subsequent to October 31, 2000, the Company issued the Notes to a corporation controlled by the principal stockholder for $ .5 million which are due on June 30, 2001, bear interest at 12% and are secured by an interest in any success fees received under its agreement with Monsanto Company. The due date for all interest and penalty payments to The Berkshire Bank was extended to June 30, 2001.

          Additionally, since the per share value of the Common Stock has been less than $1.00 for thirty consecutive trading days, the Series 1998-C Preferred Stock shall yield cumulative cash dividends equal to 15% per annum. In the event that the cumulative amount of such dividends exceeds $37,500 for a period of thirty days after any dividend payment date, then the Company will promptly appoint two designees of United to the Company's Board of Directors and use its reasonable best efforts to cause the election of such designees to the Company's Board of Directors.

          In February 2000, the Company completed its acquisition of certain assets of the sprayable Bt biopesticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLC. The transaction included the purchase of Mycogen's Bt bioinsecticides, trademarks, product inventories and a license to certain proprietary genes and strains for use in sprayable bioinsecticides. The Company issued 1.4 million shares of common stock valued at $3.0 million upon the closing of the transaction. Prior to the closing, the Company acquired approximately $.4 million of Mycogen's inventory of sprayable Bt products under a distribution agreement beginning January 1, 2000, pending the signing of final agreements. Principal products acquired include: MVP for control of lepidopteran pests in vines and vegetables, MVPII for control of lepidopteran pests in trees, nuts, vines and row crops and Mattch for control of lepidopteran pests in vegetables. The Company has a related Purchase and Sale Agreement with Dow AgroSciences Inc ("Dow"). At October 31, 2000, the Company owed $674 thousand under this Agreement.


          The Company believes that all of the foregoing transactions were entered into upon terms comparable to those which could have been obtained at that time from a third party in an arms' length transaction and furthermore have significantly contributed to the Company.

                                    PART IV
                                    -------

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) and (2) Financial Statements and Financial Statement Schedules
               ------------------------------------------------------

The following consolidated financial statements of Ecogen Inc. and subsidiaries are included in Item 8:

                                                                                      Page in
                                                                                     Form 10-K
                                                                                     ---------
Independent Auditors' Report                                                            F-1

Consolidated Balance Sheets - October 31, 2000 and 1999                                 F-2

Consolidated Statements of Operations - Years Ended October 31, 2000,
   1999 and 1998                                                                        F-3

Consolidated Statements of Stockholders' ( Deficit) Equity - Years Ended
   October 31, 2000, 1999 and 1998                                                      F-4

Consolidated Statements of Cash Flows - Years Ended
   October 31, 2000, 1999 and 1998                                                      F-5

Notes to Consolidated Financial Statements - October 31, 2000,
   1999 and 1998                                                                        F-7

Financial Statement Schedule: Valuation and Qualifying Accounts                         F-22

            All other schedules are omitted for the reasons that they are not applicable or that equivalent information has been included in the consolidated financial statements and notes thereto, or elsewhere herein.

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

    3.5 Corrected Certificate of Designations, Preferences and Rights of Series 1999-A Convertible Preferred Stock (Form 10-Q for fiscal quarter ended April 30, 1999)*

    3.6 Certificate of Designations, Preferences and Rights of Series 2000-A Convertible Preferred Stock (Form 10-Q for quarter ended January 31, 2000)*

  **4.3 Ecogen Inc. Stock Option Plan, as amended (Form 10-K for fiscal year ended October 31, 1999)*

  **4.4 Ecogen Inc. 1998 Stock Option Plan, as amended (Form 10-K for fiscal year ended October 31, 1999)*

  **4.5 Ecogen Inc. 1999 Stock option Plan, as amended (Form 10-K for fiscal year ended October 31, 1999)*

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

 **10.119 Form of Incentive Stock Option Agreement, as amended. (Form 10-K for fiscal year ended October 31, 1994)*

_____________________

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

10.127 Amendment No. 1 to Technology Assignment by and between Monsanto Company and Ecogen Inc. dated September 15, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.128 Convertible Note Purchase Agreement by and among Ecogen Inc., Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.129 8% Convertible Note due October 31, 2002 issued to United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.130 Security Agreement by and among Ecogen Inc., Ecogen Investment Inc., Ecogen-Bio Inc. and United Equities (Commodities) Company dated October 31, 1997. (Form 10-K for fiscal year ended October 31, 1997)*

10.132 Amended and Restated Research and Development Agreement dated January 30, 1998 by and between Monsanto Company and Ecogen Inc. ( Form 10-Q for fiscal quarter ended January 31, 1998)*

10.133 Asset Purchase and Sale Agreement among Ecogen Inc., Ecogen-Bio Inc. and Scentry Biologicals Inc. dated April 28, 1998. ( Form 10-Q for fiscal quarter ended April 30, 1998)*

10.134 Convertible Preferred Stock Purchase Agreement between United Equities (Commodities) Company and Ecogen Inc. dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.135 Registration Rights Agreement between United Equities (Commodities) Company and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

10.135 Loan and Security Agreement between Congress Financial Corporation and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2,
          1998)*

10.136 Guarantee by Ecogen Investments Inc., Ecogen Technologies I Incorporated, Ecogen-Bio Inc., Ecoresearch Mildew I Inc., Ecoresearch Harvest Rot II Inc., Ecoresearch Corn Borer III Inc., Ecoresearch Nematodes IV Inc., Ecoresearch Rootworm V Inc. and Ecoresearch Turf VI Inc. to Congress Financial Corporation, dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

-------------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

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

  10.142 Amended and Restated Registration Rights Agreement between Ecogen Inc. and KA Investments LDC dated as of June 5, 1998. (Form S-3 Registration Statement filed on September 14, 1998)*

**10.143 Stock Award Agreement between Ecogen Inc. and James P. Reilly, Jr. dated September 23, 1998.*

**10.145 Amended and Restated Stock Award Agreement between Ecogen Inc. and James P. Reilly, Jr. dated as of April 9, 1999 (Form 10-Q for fiscal quarter ended April 30, 1999)*

  10.146 Warrant Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999 (Form 10-Q for fiscal quarter ended April 30, 1999)*

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

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

  10.148 Registration Rights Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999 (Form 10-Q for fiscal quarter ended April 30,
          1999)*

**10.149 Restated Severance Compensation Agreement dated December 9, 1999, between Ecogen Inc, a Delaware corporation and James P. Reilly, Jr. (Form 10-K for the fiscal year ended October 31, 1999)*

  10.150 Term Loan and Security Agreement, dated as of December 23, 1999, between Ecogen Inc. and The Berkshire Bank (Form 10-K for the fiscal year ended October 31, 1999)*

  10.151 Warrant Agreement between Ecogen Inc. and Momar Corporation dated December 23, 1999 (Form 10-K for the fiscal year ended October 31,
          1999)*

  10.152 Amendment No. 2 to Lease Agreement, dated December 17, 1999 by and between Brandywine Realy and Ecogen Inc. (Form 10-K for the fiscal year ended October 31, 1999)*

  10.153 Asset Purchase and License Agreement between Ecogen Inc and Mycogen Corporation dated as of February 15,2000 (Current Report on Form 8-K dated March 1, 2000)*

  10.154 Stockholders Agreement between Ecogen Inc. and Mycogen Corporation dated as of February 15,2000 (Current Report on Form 8-K dated March 1, 2000)*

  10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15,2000 (Current Report on Form 8-K dated March 1, 2000)*

  10.156 Convertible Preferred Stock Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markam Holdings Limited dated as of February 14,2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

  10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markam Holdings Limited dated as of February 14,2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

  10.158 Warrant Agreement between Ecogen Inc. and Amro International, S.A. dated as of February 14,2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

  10.159 Warrant Agreement between Ecogen Inc. and Aspen International, Ltd. dated as of February 14,2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

  10.160 Warrant Agreement between Ecogen Inc. and Markam Holdings Limited dated as of February 14,2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

  10.161  Form of Demand Promissory Note to Momar Corporation

---------------
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

** This exhibit is a management contract or compensatory plan required to be filed as an exhibit to this Form 10-K pursuant to Item 14(c).

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

          None

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

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                  The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, a net capital deficiency and limited liquid resources, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                                       KPMG LLP


Short Hills, New Jersey
February 15, 2001

                         ECOGEN INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets


                                         ASSETS                                                      October 31,
                                         ------
                                                                                               2000                1999
                                                                                               ----                ----
Current assets:
  Cash and cash equivalents                                                           $     215,777       $           -
  Trade receivables, less allowances of $98,393
      and $129,023 in 2000 and in 1999, respectively                                        616,741           1,685,950
  Inventory, net                                                                          2,051,184           5,358,017
  Prepaid expenses and other current assets                                                 284,673             387,043
                                                                                      -------------       -------------
      Total current assets                                                                3,168,375           7,431,010

  Plant and equipment, net                                                                  677,831           2,374,462
  Intangible and other assets, net                                                        2,653,571             656,800
                                                                                      -------------       -------------

                                                                                      $   6,499,777       $  10,462,272
                                                                                      =============       =============

                  LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
  Debt due within one year                                                                2,123,972           2,193,145
  Accounts payable and accrued expenses                                                   4,834,499           4,010,120
                                                                                      -------------       -------------
      Total current liabilities                                                           6,958,471           6,203,265

Long-term debt                                                                                9,306             250,186
Long-term deferred revenue                                                                1,612,928           1,451,928
Minority interest in subsidiaries                                                         1,533,854           1,533,854
                                                                                      -------------       -------------
       Total liabilities                                                                 10,114,559           9,439,233
                                                                                      -------------       -------------

Stockholders' (deficit) equity:
  Preferred stock, par value $.01 per share; authorized 7,500,000 shares: Series
        2000 A convertible preferred stock; 30,000 shares
           Authorized; 7,600 shares outstanding in 2000                                          76                   -
           (liquidation value $760,000)
       Series 1999 A convertible preferred stock: 30,000 shares
           authorized; outstanding: none in 2000 and 15,000 in
           1999                                                                                   -                 150
       Series 1998 C convertible preferred shares; 50,000 shares
           authorized; 32,354 shares issued and outstanding in 2000
           and 1999,respectively (liquidation value $3,235,400)                                 324                 324
  Common stock, par value $.01 per share; authorized 42,000,000 shares; 13,492,520 and 9,985,860 shares issued in 2000 and
       1999, respectively                                                                   134,925              99,859
  Additional paid-in capital                                                            129,319,027         124,554,877
  Accumulated deficit                                                                  (133,069,134)       (123,632,171)
                                                                                      -------------       -------------
    Total stockholders' (deficit) equity                                                 (3,614,782)          1,023,039
                                                                                      -------------       -------------

                                                                                      $   6,499,777       $  10,462,272
                                                                                      =============       =============

         See accompanying notes to consolidated financial statements.

                         ECOGEN INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                  2000                    1999                      1998
                                                                  ----                    ----                      ----
Revenues:
  Product sales, net                                          $ 6,341,488             $ 6,566,022               $10,471,945
  Research contract revenue                                        50,000                 676,277                 5,265,952
                                                              -----------             -----------               -----------
Total revenues                                                  6,391,488               7,242,299                15,737,897
                                                              -----------             -----------               -----------
Costs and expenses, including related party amounts of none,
 $155,879, and $436,142 in 2000, 1999 and 1998, respectively:
      Cost of products sold                                     6,000,395               5,975,954                 8,600,903
      Research and development:
         Funded by third parties                                        -                 318,559                   725,169
         Self funded                                            2,069,500               2,318,334                 2,890,454
      Selling, general and administrative                       5,500,676               6,832,761                 6,823,931
      Special charges                                           1,049,870                       -                         -
                                                              -----------             -----------               -----------
  Total costs and expenses                                     14,620,441              15,445,608                19,040,457
                                                              -----------             -----------               -----------
Operating loss                                                 (8,228,953)             (8,203,309)               (3,302,560)

Other income (expense)
    Net interest expense, including $144,167 and $197,000
      to a related party in 2000 and 1998, respectively          (840,736)               (522,894)                 (354,785)
    Other income, net                                              93,079                 114,932                   660,239
                                                              -----------             -----------               -----------
  Total other income (expense), net                              (747,657)               (407,962)                  305,454
                                                              -----------             -----------               -----------
Net loss                                                       (8,976,610)             (8,611,271)               (2,997,106)

Dividends on preferred stock, including assumed incremental
   yield of $611,622 and $786,444 for 2000 and 1999,
   respectively (including related party amounts of $302,887,
   $258,832 and $51,766 in 2000, 1999, and 1998, respectively   1,071,976               1,142,180                   116,020
                                                              -----------             -----------               -----------
Net loss allocable to common stockholders                    ($10,048,586)            ($9,753,451)              ($3,113,126)
                                                              ===========             ===========               ===========
Basic and diluted net loss per common share                        ($0.84)                 ($1.05)                   ($0.39)
                                                              ===========             ===========               ===========
Weighted average common shares outstanding                     11,907,000               9,248,000                 8,059,000
                                                              ===========             ===========               ===========


See accompanying notes to consolidated financial statements.

                         ECOGEN INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' (Deficit) Equity
                 Years ended October 31, 2000, 1999, and 1998

                                                                        Convertible           Additional
                                                                      Preferred Stock        Common Stock     Paid-in Capital
                                                                      ---------------        ------------     ---------------
Balance, Novenber 1, 1997                                                          --        $     81,186     $   117,861,372
Issuance of 115,273 shares of common stock
   to employees                                                                    --               1,000             (41,263)
Private placement of 20,000 shares of convertible preferred
   stock, net of issuance costs, including 24,000 shares
   of common stock                                                    $           200                 240           1,794,549
Conversion of convertible note for 32,354 shares of
   Series 1998 A convertible preferred stock                                      324                  --           3,219,922
Conversion of 500 shares of Series 1998 B convertible
  preferred stock to 50,000 shares of common stock                                 (5)                 --            (652,995)
Dividends on preferred stock                                                       --                  --             (18,621)
Net reduction in unrealized gain on securities                                     --                  --                  --
Net loss                                                                           --                  --                  --
                                                                      ---------------        ------------     ---------------
Balance, October 31, 1998                                                         519              82,426         122,162,964
Issuance of 1,738 shares of common stock
   and transfer of 5,037 shares of treasury stock for
   employee benefits                                                               --                  17             (52,527)
Private placement of 500,000 shares of common stock,
   net of issuance costs                                                           --               5,000           1,530,208
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                                150                 200           1,356,650
Conversion of 19,500 shares of Series 1999 A convertible
   preferred stock to 1,155,975 shares of common stock
   including the transfer of 15,175 shares out of treasury                       (195)             11,408            (600,908)
Issuance of 17,221 shares of common stock in
   connection with consulting agreement                                            --                 172              49,828
Dividends on preferred stock                                                                          636             108,662
Net reduction in unrealized gain on securities                                     --                  --                  --
Net loss                                                                           --                  --                  --
                                                                      ---------------        ------------     ---------------
Balance, October 31, 1999                                                         474              99,859         124,554,877
Issuance of 1,351,351 shares of common stock for the
   acquisition of certain assets                                                   --              13,514           3,024,231
Conversion of 15,000 shares of Series 1999 A convertible
   preferred stock to 984,732 shares of common stock                             (150)              9,847              (9,697)
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                                150                 200           1,399,150
Conversion of 7,380 shares of Series 2000 A convertible
   preferred stock to 1,044,225 shares of common stock                            (74)             10,442               9,999
Dividends on preferred stock                                                                          908              87,115
Issuance of 200,000 warrants in connection with a loan
   agreement                                                                       --                  --             183,556
Issuance of 15,544 shares of common stock for
   employee benefits                                                                                  155              39,676
Stock options granted under a consulting agreement                                 --                  --              30,120
Net loss
                                                                      ---------------        ------------     ---------------
Balance, October 31,2000                                              $           400        $    134,925     $   129,319,027
                                                                      ===============        ============     ===============


                                                                     Accumulated       Equity         Treasury
                                                                       Deficit      Adjustments     Stock at Cost          Total
                                                                       -------      -----------     -------------          -----
Balance, Novenber 1, 1997                                        $  111,552,038)     $    7,239      $(1,528,108)      $  4,869,651
Issuance of 115,273 shares of common stock
   to employees                                                              --              --          195,553            155,290
Private placement of 20,000 shares of convertible preferred
   stock, net of issuance costs, including 24,000 shares
   of common stock                                                           --              --               --          1,794,989
Conversion of convertible note for 32,354 shares of
   Series 1998 A convertible preferred stock                                 --              --               --          3,220,246
Conversion of 500 shares of Series 1998 B convertible
  preferred stock to 50,000 shares of common stock                           --              --          653,000                 --
Dividends on preferred stock                                           (116,020)             --           20,165           (114,476)
Net reduction in unrealized gain on securities                               --          (3,327)              --             (3,327)
Net loss                                                             (2,997,106)             --               --         (2,997,106)
                                                                 --------------      ----------      -----------       ------------
Balance, October 31, 1998                                          (114,665,164)          3,912         (659,390)         6,925,267

Issuance of 1,738 shares of common stock
   and transfer of 5,037 shares of treasury stock for
   employee benefits                                                         --              --           69,695             17,185
Private placement of 500,000 shares of common stock,
   net of issuance costs                                                     --              --               --          1,535,208
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                           --              --               --          1,357,000
Conversion of 19,500 shares of Series 1999 A convertible
   preferred stock to 1,155,975 shares of common stock
   including the transfer of 15,175 shares out of treasury                   --              --          589,695                 --
Issuance of 17,221 shares of common stock in
   connection with consulting agreement                                      --              --               --             50,000
Dividends on preferred stock                                           (355,736)                                           (246,438)
Net reduction in unrealized gain on securities                               --          (3,912)              --             (3,912)
Net loss                                                             (8,611,271)             --               --         (8,611,271)
                                                                 --------------      ----------      -----------       ------------
Balance, October 31, 1999                                          (123,632,171)             --               --          1,023,039
Issuance of 1,351,351 shares of common stock for the
   acquisition of certain assets                                             --              --               --          3,037,745
Conversion of 15,000 shares of Series 1999 A convertible
   preferred stock to 984,732 shares of common stock                         --              --               --                 --
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                           --              --               --          1,399,500
Conversion of 7,380 shares of Series 2000 A convertible
   preferred stock to 1,044,225 shares of common stock                                                                       20,367
Dividends on preferred stock                                           (460,353)                                           (372,330)
Issuance of 200,000 warrants in connection with a loan
   agreement                                                                 --              --                             183,556
Issuance of 15,544 shares of common stock for
   employee benefits
Stock options granted under a consulting agreement                           --              --               --             30,120
Net loss
                                                                     (8,976,610)                                         (8,976,610)
                                                                 --------------      ----------      -----------       ------------
Balance, October 31,2000                                         $ (133,069,134)     $       --      $        --       $ (3,614,782)
                                                                 ==============      ==========      ===========       ============

See accompanying notes to consolidated financial statements.

                         ECOGEN INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                                                            Year Ended October 31,
                                                                         2000                      1999                  1998
                                                                         ----                      ----                  ----
Cash flows from operating activities:
 Net loss                                                            ($8,976,610)              ($8,611,271)           ($2,997,106)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
     Loss (gain) on sale or disposition of assets                              -                   101,000               (542,268)
     Depreciation and amortization expense                             1,827,304                   702,399                762,149
     Noncash interest and other expense                                  367,905                   351,861                336,933
     Changes in operating assets and liabilities,
       net of effects from acquisitions/dispositions:
        (Increase) decrease in inventory                               4,229,578                (1,059,643)             2,352,999
        Decrease (increase) in trade receivables, net                  1,069,209                 1,652,947             (1,569,383)

        Decrease (increase) in prepaid expenses
         and other current assets                                        102,370                   237,028                (52,844)
        Increase (decrease) in accounts payable and
         accrued expenses                                                568,077                   619,053             (1,650,833)
        Decrease in deferred revenue                                           -                  (485,853)              (471,941)

        Increase in other long-term obligations                                -                         -                297,071

        Other                                                            229,267                    90,404                 47,937
                                                                      ----------                ----------             ----------
  Net cash used in operating activities                                 (582,900)               (6,402,075)            (3,487,286)
                                                                      ----------                ----------             ----------
Cash flows from investing activities:
  Acquisitions, net                                                    (285,000)
  Proceeds from maturities of temporary
   investments                                                                 -                   813,150              1,263,000
  Purchase of temporary investments                                            -                         -             (1,530,135)
  Purchase of plant and equipment                                        (45,601)                 (101,796)              (351,886)
  Net proceeds from sale of pheromone
   product line                                                                -                         -              1,659,410
                                                                      ----------                ----------             ----------
 Net cash (used in ) provided by investing activities                   (330,601)                  711,354              1,040,389
                                                                      ----------                ----------             ----------
Cash flows from financing activities:
  Net proceeds from sale of common
    and convertible preferred stock, net of
    issuance costs                                                     1,399,500                 2,892,208              1,794,989
  Net proceeds from issuance of common
    shares under stock option plan                                        39,831                     4,449                 10,565
  Repayment of capital lease obligation                                 (241,880)                 (297,304)              (223,823)
  Net (repayments) proceeds from line of credit                       (1,568,173)                1,081,931              1,050,000
  Proceeds from term loan                                              1,500,000                         -                      -
                                                                      ----------                ----------             ----------

Net cash provided by financing activities                              1,129,278                 3,681,284              2,631,731
                                                                      ----------                ----------             ----------

                                                                     (Continued)

                         ECOGEN INC. AND SUBSIDIARIES


                                                                                          Year Ended October 31,
                                                                          2000                      1999                       1998
                                                                          ----                      ----                       ----
Net increase (decrease) in cash and cash equivalents                     215,777                (2,009,437)                 184,834

Cash and cash equivalents, beginning of year                                   -                 2,009,437                1,824,603
                                                                      ----------                ----------              -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                  $215,777                         -               $2,009,437
                                                                      ----------                ==========               ==========
------------------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the year for:
     Interest                                                           $328,175                  $211,226                  $171,136
     Income taxes-                                                             -                         -                         -

NONCASH INVESTING AND FINANCING ACTIVITIES:
     In fiscal 2000, the Company issued 1,351,351 shares of its common stock in connection with an acquisition.

     In fiscal 2000, the Company issued 20,000 shares of its common stock as a fee in connection with the issuance of preferred stock and issued warrants to purchase 200,000 shares of common stock in connection with a loan agreement.

     In fiscal 2000, 1999 and 1998, the Company issued 2,028.957, 1,155,975 and
     50,000 shares of common stock upon conversions of the Company's convertible preferred stock, respectively, of which 46,924 shares were transferred from treasury stock in fiscal 1999. Noncash dividends on preferred shares settled through the issuance of 90,737, 63,506 and 1,544 shares of common stock amounted to $107,482, $109,298, and $1,544 in fiscal 2000, 1999 and
     1998, respectively.

     In fiscal 2000, the Company issued 15,544 common shares pursuant to employee benefits plans

     In 1999 and1998, the Company transferred 5,037and 15,273 shares, respectively, of treasury stock to outstanding shares pursuant to certain employee benefit plans. Also in 1999, the Company issued 1,738 shares of common stock pursuant to certain employee benefit plans.

     In fiscal 1999, the Company issued 17,221 shares of common stock pursuant to a consulting agreement.

     In fiscal 1999, the Company incurred debt totaling approximately $304,810 for the acquisition of equipment.

     In fiscal 1998, the Company issued 32,354 shares of Series 1998 C convertible preferred stock in exchange for an 8% convertible secured note in the amount of $3,235,400, including accrued interest.

     In fiscal 1998, the Company issued 24,000 shares of common stock as a fee in connection with a private placement.

See accompanying notes to consolidated financial statements.

                         ECOGEN INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         October 31, 2000, 1999 and 1998


(1) Basis of Presentation and Summary of Significant Accounting Policies

     Organization and business activities:
         The consolidated financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Included in other long-term obligations is approximately $1.5 million, which represents cash received from the minority stockholders of the Company's research and development subsidiary. Such amounts were recorded as other long-term obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 68, "Research and Development Arrangements."

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

     Cash and cash equivalents:
         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid temporary investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of money market accounts and are carried at cost, which approximates market value.

     Fair value of financial instruments:
         The fair value of the Company's debt approximates its carrying value due to the fact that the interest rate approximates current market rates. For all other financial instruments, their carrying value approximates fair value due to the short maturity of those instruments.

     Inventory:
         Inventory is stated at the lower of cost, as determined by the average cost method, or net realizable value.

     Research and development:
         All research and development costs are charged to operations as incurred.

     Revenue recognition:
         Revenue from research and development contracts is recognized in accordance with the terms of the respective contracts. Revenue from time and materials contracts is recognized in the period in which the related services have been rendered and the Company has incurred costs. Revenue from achievement of milestone events is recognized when all parties concur that the scientific results and/or milestones stipulated in the agreement have been met. Revenue from other contracts is

                         ECOGEN INC. AND SUBSIDIARIES

(1) Basis of Presentation and Summary of Significant Accounting Policies, cont

     Revenue recognition, con.'t
         recognized on a pro rata basis over the life of the contract. Contract costs of such contracts are generally incurred ratably over the contract term. Revenue recognized in the accompanying consolidated statements of operations under these contracts is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned. Revenues from product sales are recognized upon shipment and passage of title to the customer.

     Concentration of credit risk:
         The Company's product sales are made primarily to distributors of agricultural products. The Company does not generally require collateral or other security to ensure collection of trade receivables, except for certain international sales, where letters of credit are obtained.

     Long-Lived Assets:
         Long-lived assets consist of plant and equipment and identifiable intangibles.

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used and assets to be sold based on fair value. In fiscal 2000, an impairment charge of approximately $1.0 million was recorded (see note 17.)

         Plant and equipment are recorded at cost. Depreciation is computed by utilizing an accelerated method over the estimated useful lives of the related assets, which range from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term.

         Identifiable intangible assets, principally product rights acquired from Dow Chemical (see note 8) are being amortized using the straight line method primarily over seven years, their estimated useful life.

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

         Because the Company reported a net loss per share, there is no difference between the Company's basic and diluted net loss per share calculations, since all potential common shares were anti-dilutive. The conversion of the convertible preferred stock into common shares and adding back dividends and interest expense incurred during the year was not included in the net loss per share calculation since the effect was anti-dilutive. Stock options, warrants and any contingently issuable shares (see note 8) were not considered because they were anti-dilutive.

                         ECOGEN INC. AND SUBSIDIARIES

(1)  Basis of Presentation and Summary of Significant Accounting Policies, cont

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

     Use of Estimates:
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates..

     Stock-Based Compensation:
         SFAS No. 123, "Accounting for Stock-Based Compensation," presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted to employees during the year. The Company elected to adopt the disclosure provisions as required by SFAS No. 123 (see note 14).

(2)  Liquidity

         The Company has reported net loses allocable to common stockholders of ($10.0) million, ($9.8) million, and ($3.1) million for the fiscal years ended October 31, 2000, 1999, and 1998. The loss from inception in 1983 to October 31, 2000 amounts to ($133.1) million. Further, the Company has a working capital deficit, a stockholders' deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

         The Company's continued operations will depend on its ability to raise additional funds. The Company has financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. In addition, in 1998 the Company obtained a working capital line of credit, which originally expired in August 2000

                         ECOGEN INC. AND SUBSIDIARIES

(2) Liquidity, con't
         but has been extended to March 15, 2001 and term loans that are due in June 30, 2001. The Company currently is not in compliance with the covenants of its $5.0 million working capital line of credit. This line of credit has a balance of $.2 million as of January 31, 2001. As a result of the Company's non-compliance with the covenants, the working capital lender, at its option, may discontinue making loans and liquidate the collateral including inventory and accounts receivable. Additionally, the Company was unable to make a principal payment of $.5 million on its $1.5 million term loan, however, the lender extended the due date of such principal repayment, originally due June 23, 2000, to June 30, 2001.

         The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position and its capital structure. The Company has recently obtained $ .5 million pursuant to promissory notes that are due on June 30, 2001 and has taken a number of steps to conserve cash until it is able to sell assets. The Company needs to obtain proceeds from the sale of assets to provide the necessary cash resources to repay the outstanding balances under its line of credit (which is due March 15, 2001) and its term loan (which is due June 30, 2001) and fund operations. Further, the Company needs to continue to obtain short-term financing while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company may not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

(3) Inventory

         Inventory consists of the following components as of October 31, 2000 and 1999:
                                                    2000            1999
                                                    ----            ----
         Raw materials and packaging supplies   $  438,000      $  530,739
         Work in process                           213,357         588,889
         Finished goods                          1,399,827       4,238,389
                                                ----------      ----------
                                                $2,051,184      $5,358,017
                                                ==========      ==========

(4) Plant and Equipment

         Plant and equipment consist of the following components as of October 31, 2000 and 1999:
                                                           2000        1999
                                                           ----        ----
         Manufacturing and laboratory equipment         $3,341,294   $3,524,898
         Office furniture and sales equipment              704,113      810,103
         Leasehold improvements                          3,015,923    2,949,089
                                                        ----------   ----------
                                                         7,061,330    7,284,090
         Less accumulated depreciation and amortization (6,383,499)  (4,909,628)
                                                        ----------   ----------
                                                        $  677,831   $2,374,462
                                                        ==========   ==========


         Included in plant and equipment is $108,000 of capitalized interest as of October 31, 2000 and 1999. A $1.0 million impairment reserve was recorded in fiscal 2000 principally related to the Company's shut down of its fermentation and formulation pilot plant.

                         ECOGEN INC. AND SUBSIDIARIES

(5)  Intangible and Other Assets:

         At October 31,2000 and 1999, intangible and other assets, net consisted of the following:

                                                          2000       1999
                                                          ----       ----
                  Product registrations             $1,464,000      $      -
                  Trademarks                           182,000             -
                  Prepaid royalties                    565,000             -
                  Other                                442,571       656,800
                                                  ------------       -------

                                                    $2,653,571       656,800
                                                  ============       =======


         The product registration, trademarks and certain of the prepaid royalties were a result of the Mycogen acquisition in fiscal 2000 (see note 8.) Amortization of intangibles and other assets aggregated $ .2 million for the year ended October 31, 2000.

(6) Accrued Expenses

         Included in accounts payable and accrued expenses on the accompanying consolidated balance sheet are accrued expenses that consist of the following components as of October 31, 2000 and 1999:

                                                             2000          1999
                                                             ----          ----
         Current portion of capital lease obligations  $  208,558    $  360,851
         Dividends                                        693,132       362,339
         Payroll costs                                     63,038       104,637
         Other                                            994,376       825,110
                                                       ----------    ----------

                                                       $1,959,104    $1,652,937
                                                       ==========    ==========


(7) Long-term Debt

         During 1997, the Company sold, in a private placement, a $3.0 million 8% convertible secured note (the "Note") to an institutional shareholder of the Company. In 1998, the Note plus accrued interest was exchanged for 32,354 shares of Series 1998 A 8% convertible preferred stock (see note 11 of notes to consolidated financial statements).

         During 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit expired in August 2000 (but has been extended to March 15, 2001), bears interest at prime plus 3.25% based on certain events of default in fiscal 2000 (previously prime plus 1.25%) and is fully collateralized by the Company's assets other than certain of its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At October 31, 2000, the balance outstanding under the line was $.6 million. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock. At October 31, 2000 and January 31, 2001, the Company was not in compliance with such covenants. As a result of the Company's non compliance with such covenants, the lender, at its option, may discontinue making loans and liquidate the collateral including inventory and account receivable.

         On December 24, 1999, the Company obtained a secured loan for $1.5 million with a financial institution that is controlled by a principal stockholder of the Company. The loan required a $.5 million principal payment in June 2000 (which has been extended to June 30, 2001) with the balance due in June 2001. The loan bears interest at prime plus 2% and is payable monthly. The Company's

                         ECOGEN INC. AND SUBSIDIARIES

(7) Long-term Debt, con't

         assets collateralize the loan. A corporation controlled by one of the Company's principal stockholders guarantees the loan. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. Such warrants have a value of approximately $.2 million, which has been recorded as deferred debt expense. This amount is being amortized as interest expense over the life of the loan.

         Subsequent to October 31, 2000 and through February 2001, the corporation controlled by one of the Company's principal stockholders loaned the Company $ .5 million pursuant to promissory notes due on June 30, 2001, bearing interest at 12% and secured by an interest in any success fees received under its agreement with Monsanto Company (see note 10).

(8) Acquisition

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

         The transaction was accounted for as a purchase and, accordingly, the total purchase price for the assets of approximately $3.4 million, including out of pocket expenses, was allocated based upon their fair value at the date of acquisition. The assets acquired include inventory of $.9 million and certain identifiable intangible assets of $1.8 million, including a license to certain genes and strains and product registration and data citation rights. The Company is amortizing the intangibles over seven years, the estimated life. Included in the purchase price is inventory acquired by the Company prior to the final closing under a distribution agreement. The agreement also provides that the Company has no obligation for past or future royalties under a 1998 settlement agreement with Mycogen on a patent infringement dispute. Under purchase accounting, part of the purchase price ($.6 million) has been allocated to other assets for the fully, paid-up royalty and any amounts previously accrued under the settlement agreement have been eliminated in purchase accounting.

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

                         ECOGEN INC. AND SUBSIDIARIES

(8)  Acquisition, con't

     The unaudited pro forma results are as follows:

                                          Year Ended October 31,
                                         2000              1999
                                         ----              ----
                                 ($ in thousands except per share data)

        Total revenues                   $7,116          $10,974
        Net loss                         (9,033)          (8,450)
        Net loss allocable to
         common stockholders            (10,155)          (9,592)
        Basic and diluted net
          loss per share                  (0.83)           (0.91)

(9)  Sale of Pheromone Product Line

       In April 1998, the Company sold substantially all of the assets (excluding trade accounts receivable) associated with the pheromone product line to Scentry Biologicals, Inc. ("Scentry") for total consideration of approximately $2.4 million. The consideration included cash of $1.7 million and the assumption of $.7 million of liabilities. The Company recognized a gain of $.5 million on the sale, which is included in license and other income in the accompanying 1998 consolidated statements of operation. Scentry is a newly formed company, the principals of which are the former manager of the Company's pheromone production facility and a principal of one of the Company's distributors in Central and South America.

(10) Research, Development and License Agreements

       In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights to the Company's Bt technology for an aggregate nonrefundable purchase price of $5.0 million in cash, which was recorded as license and other income in the first quarter of fiscal 1996, (ii) the sale by the Company to Monsanto of common stock for an aggregate purchase price of $10.0 million, and (iii) a research and development ("R&D") collaboration arrangement with Monsanto, which, by amendment, expired in January 1999, for the further development of the Company's Bt gene library for a minimum of $10.0 million. Under this agreement, the Company recognized as research contract revenue approximately none, $.5, and $5.0 million in fiscal 2000, 1999 and 1998, respectively. Monsanto advanced $1.2 million of commercialization success fees. These payments, plus related interest, are recorded as deferred revenue in other long-term liabilities and will be recognized as revenue when earned as Monsanto commercializes products with technology developed by Ecogen.

(11) Preferred Stock

     Series 1998 A Convertible Preferred Stock:
       In June 1998, the Company sold 20,000 shares of Series 1998 A 8% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.8 million. The holder of the preferred stock was also issued five-year warrants to purchase 180,000 shares of common

                         ECOGEN INC. AND SUBSIDIARIES

(11) Preferred Stock, con't

     Series 1998 A Convertible Preferred Stock:
       stock at $3.525 per share. Included in the fee paid to the placement agent in connection with the transaction were 24,000 shares of the Company's common stock. During fiscal 1998, 500 shares of Series 1998 A convertible preferred stock were converted into 50,000 shares of the Company's common stock in accordance with its terms. During fiscal 1999, the Company issued 1,155,975 shares of its common stock in exchange for 19,500 shares of the Company's Series 1998A convertible preferred stock. The Company also issued 63,506 shares of its common stock in payment of cumulative dividends at the time of conversion.

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

     Series 1998 C Convertible Preferred Stock:
       In August 1998, the Company exchanged an 8% convertible secured note due in October 2002 in the amount of $3.2 million for 32,354 shares of newly issued 8% Series 1998 C convertible preferred stock with a stated value of $100 per share. The holder of the Note is a principal stockholder of the Company. Dividends on the preferred stock are payable semi-annually in cash or shares of preferred stock at the option of the Company (see below effective September 2000, dividends may no longer be paid in shares of the Company's common stock.). The preferred stock has no voting rights except with respect to certain matters affecting the preferred stock. At the election of the holder, the preferred stock may be converted into common stock of the Company at any time and from time-to-time beginning in August 1999 at a conversion price equal to the lesser of $2.125 per share (subject to adjustment under certain circumstances) and the average market price, as defined in the agreement, over a five-day period at the time of conversion. The Company, at its option, may require conversion of the preferred stock if the average market value of the Company's common stock is greater than $4.00 per share over a ten-day period. The Company, at its option, may redeem the preferred stock at 125% of the stated value. Furthermore, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the preferred stock at various premiums over stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, or the common stock has a market value of less than $1.00 per share for 30 consecutive days, the dividend rate may increase and the Company could be required to pay such dividends in cash. In September 2000, the dividend rate was increased to 15% per year as a result of the Company's shares trading below $1.00. Such dividends are now required to be paid in cash. The Company is in violation of the agreement because it is unable to pay such cash dividends under Delaware Corporate Law as a result of its deficit in capital. As a result of the inability to pay dividends, the Company is required to appoint two designees of the holders of a majority of the outstanding preferred stock to the Company's Board of Directors.

                         ECOGEN INC. AND SUBSIDIARIES

(11) Preferred Stock, con't

     Series 1999 A Convertible Preferred Stock:
       In May 1999, the Company sold 15,000 shares of Series 1999A 7% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1.4 million. The holder of the preferred stock was issued five-year warrants to purchase 120,000 shares of common stock at $3.98 per share. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 1999A preferred stock the Company is required to recognize an assumed incremental yield of $.8 million (calculated at the date of issuance based on the conversion formula in the agreement). Such amounts were amortized as preferred stock dividends over a seven-month period beginning with the date of issuance. During fiscal 2000, the holder of the preferred converted 15,000 shares of preferred stock into 984,732 shares of the Company's common stock. At the time of conversion, the Company issued 52,356 shares of its common stock in payment of cumulative dividends on the preferred stock.

     Series 2000-A Convertible Preferred Stock:
       On February 14, 2000, the Company sold 15,000 shares of Series 2000-A 7% convertible preferred stock, stated value $100 per share, to institutional investors for net proceeds of $1.4 million. The liquidation value of the preferred stock is $1.5 million. The holders of the preferred stock were issued five-year warrants to purchase up to 200,000 shares of common stock at $2.66 per share. Dividends were payable quarterly in cash or stock at the option of the Company. As a result of the Company's common stock being delisted from the Nasdaq National Market, effective with the September 30, 2000 dividend payment date, such dividends are payable in cash. The Company is in violation of its preferred stock agreement because under Delaware Corporate Law the Company cannot pay cash dividends because of its deficit in its capital accounts. The preferred stock has no voting rights except with respect to certain matters affecting the Company's preferred stock. At the election of the holders, the preferred stock may be converted at various dates to shares of the Company's common stock at the lesser of $2.73 per share or 95% of the average market price, as defined in the agreement, over a twenty-day period at the time of conversion If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion, the dividend rate may increase and the Company may be required to issue additional warrants. Further, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the shares at various premiums over stated value. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 2000-A preferred stock the Company was required to recognize an assumed incremental yield of $.6 million (calculated at the date of issuance based on the conversion formula in the agreement). Such amount was amortized as preferred stock dividends over a seven-month period beginning with the date of issuance through the date the preferred stock is first convertible. During fiscal 2000, the Company issued 1,044,225 shares of its common stock in exchange for 7,380 shares of the preferred stock. At the time of the conversion, the Company also issued 38,381 shares of common stock in payment of cumulative dividends.

                         ECOGEN INC. AND SUBSIDIARIES

(12) Common Stock

       On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000. The Company no longer has the option to pay such dividends in stock.

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

(13) Warrants and Other Options

       As of October 31, 2000, the Company had the following warrants and options outstanding and exercisable into shares of the Company's common stock (excluding stock options issued under the Company's stock option plan - see note 14 of notes to the consolidated financial statements) as follows:

                                Shares of      Price Range Per      Expiration
                              Common Stock       Share/Unit           Dates
                              ------------       ----------           -----
           Warrants             777,878         $1.25 - 7.31       2000 - 2005
           Other Options         51,244        $11.70 - 63.00      2001 - 2003


(14) Stock Option Plan and Other Matters

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

       As permitted by the SFAS No. 123, the Company has elected to continue following the guidance of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees,"

                         ECOGEN INC. AND SUBSIDIARIES

(14) Stock Option Plan and Other Matters, con't

       for measurement and recognition of stock-based transactions with employees. In accordance with APB No. 25, no compensation cost has been recognized for grants to employees under the Company's option plans. Had the determination of compensation cost for these plans been based on fair value at the grant dates for awards under these plans, consistent with the method under SFAS No. 123, the Company's net loss available to common stockholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands):

                                                         2000     1999     1998
                                                         ----     ----     ----
       Net Loss Available to Common Stockholders:
                      As Reported                    ($10,049) ($9,753) ($3,113)
                      Pro Forma                       (10,776) (10,088)  (3,269)
       Basic and Diluted Net Loss Per Common Share:
                  As Reported                           (0.84)   (1.05)   (0.39)
                  Pro Forma                             (0.90)   (1.09)   (0.41)

       The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

       The fair value of each option grant is estimated on the date of grant by using the Black-Scholes Option Pricing Model. The per share weighted-average fair values on the date of grant for options granted during 2000, 1999 and 1998 were $x,xx, $1.51, and $.73, respectively. The following weighted-average assumptions were used for grants in fiscal 2000, 1999 and 1998:

                                                    2000        1999       1998
                                                    ----        ----       ----
             Expected Dividend Yield                 0%          0%          0%
             Expected Volatility                   100%         85%         82%
             Risk-Free Interest Rate             8.5%-9.5%       9.5%        8%
             Expected Option Lives (years)           3           3           3

       A summary of the status of the Option Plans as of October 31, 2000, 1999 and 1998 and changes during the years then ended are as follows:



                                                           Options Outstanding
                                                           -------------------
                                             Shares                Weighted-Average Exercise Price
                                             ------                -------------------------------
       Balance, October 31, 1997            698,123                            $ 6.50
           Granted                          675,000                            $ 1.25
           Exercised                         (5,761)                           $ 2.56
           Canceled                        (216,701)                           $ 6.10
                                         ----------                         ---------
       Balance, October 31, 1998          1,150,661                            $ 3.08
           Granted                          968,000                            $ 2.47
           Exercised                         (1,738)                           $ 2.56
           Canceled                        (339,397)                           $ 2.68
                                         ----------                         ---------
       Balance, October 31, 1999          1,777,526                            $ 2.82
           Granted                          280,000                            $ 1.22
           Exercised                        (15,544)                           $ 2.56
           Cancelled                       (318,315)                           $ 2.51
                                         ----------                         ---------
       Balance, October 31, 2000          1,723,667                            $ 2.62
                                         ==========                         =========

                         ECOGEN INC. AND SUBSIDIARIES

(14) Stock Option Plan and Other Matters, con't

         The following table summarizes information about fixed stock options outstanding at October 31, 2000:

                                    Options Outstanding                                 Options Exercisable
         -----------------------------------------------------------------------    ---------------------------
                                                   Weighted-
                                       Number      Average           Weighted-        Number       Weighted-
              Range of             Outstanding     Remaining         Average        Exercisable     Average
           Exercise Price           at 10/31/00  Contractual Life   Exercise Price  at 10/31/00  Exercise Price
           --------------          ------------  ----------------   --------------  -----------  --------------
           $ 0.88-$1.53               765,000        8.46 years        $  1.17          350,000        $1.25
               2.50                   561,000        8.62 years           2.50          257,667         2.50
               2.56                    48,467        6.17 years           2.56           48,467         2.56
            2.63- 3.25                173,000        7.54 years           3.04          129,000         3.17
            5.88-53.06                176,200        4.02 years           8.92          176,200         8.92
                                    ---------                                          --------
           $1.25-$53.06             1,723,667        7.90 years           2.62          961,334         3.32

         In fiscal 1998, 100,000 shares of common stock were awarded to an officer of the Company. The Company recorded compensation expense in connection with the award of $5,208 and $114,583 in fiscal 1999 and 1998, respectively.

(15) Geographic Area and Related Information

         The Company's operations consist primarily of the research, development and marketing of biopesticide and related products, which constitutes one industry segment. Information with respect to the Company's operations by geographic area for the fiscal years ended October 31, 2000, 1999 and 1998 is as follows (in thousands):

                                                    2000      1999         1998
                                                    ----      ----         ----
         Revenues:
           United States:
             Unaffiliated customers              $6,485     $7,357      $ 16,398
             Transfers to other
                geographic areas                      -          -             -
                                                 ======     ======       =======
                                                  6,485      7,357        16,398
             Other:
             Unaffiliated customers                   -          -             -
             Eliminations and adjustments             -          -             -
                                                 ------     ------       -------
                                                 $6,485     $7,357       $16,398
                                                 ======     ======       =======

         Net loss:
           United States                        ($8,977)   ($8,611)      ($2,997)
           Other                                      -          -             -
           Eliminations and adjustments               -          -             -
                                                -------    -------       -------
         Total operating loss                   ($8,977)   ($8,611)      ($2,997)
                                                ========   ========      =======
         Identifiable assets:
           United States                         $6,500    $10,422       $14,636
           Other                                      -         40            40
           Eliminations and adjustments               -          -             -
                                                 ------   --------       -------

         Total identifiable assets               $6,500    $10,462       $14,676
                                                 ======    =======       =======

                         ECOGEN INC. AND SUBSIDIARIES

(15) Geographic Area and Related Information, con't

         Of the United States revenues from unaffiliated customers included above, $2.0 million, $2.1 million, and $3.5 million were export revenues in fiscal 2000, 1999 and 1998, respectively.

         Sales derived from three customers aggregated 13%, 18% and 18% of total revenues, respectively, in fiscal 2000. Sales derived from one customer aggregated 22% of total revenues in fiscal 1999. Sales derived from another customer aggregated 13% of total revenues in fiscal 1999. Sales derived from another customer aggregated 20% of total revenues in fiscal 1998. Research contract revenues derived from one entity aggregated 32% of total revenues in fiscal 1998.

 (16) Income Taxes

         The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of October 31, 2000 and 1999 are presented below (in thousands):

                                                           2000         1999
                                                           ----         ----
         Deferred tax assets:
              Purchased research, development and
                investment in affiliated companies       $  9,667     $   9,667
              Net operating loss carryforwards             31,377        28,325
              Research experimentation credit
                carryforward                                2,300         2,414
              Other                                         1,687         1,687
                                                         --------     ---------
                  Total gross deferred tax assets          45,031        42,093
              Less valuation allowance                     44,831        41,849
                                                         --------     ---------
                  Net deferred tax assets                     200           244
                                                                      ---------
         Deferred tax liabilities:
                Furniture, equipment, and leasehold
                 improvements, principally due to
                  differences in depreciations               (200)         (244)
                                                         --------     ---------
                  Total gross deferred tax
                       liabilities                           (200)         (244)
                                                         --------     ---------


                  Net deferred taxes                     $      -     $       -
                                                         ========     =========

         The net change in the total valuation allowance for fiscal 2000 and 1999 was an increase of approximately $3.0 million and $3.0 million, respectively.

         At October 31, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $92.3 million, expiring from 2001 through 2019, which are available to offset future Federal taxable income, if any. The Company also has research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $2.3 million, which are

                         ECOGEN INC. AND SUBSIDIARIES

(16) Income Taxes, con't

         available to reduce future Federal income taxes, if any, expiring from 2001 through 2012. The Company's ability to use such net operating loss and research and experimental credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986.

(17) Special Charges Fourth Quarter Adjustments

         During the fourth quarter of fiscal 2000, the Company recorded a special charge of $1.0 million for the write-down of long-lived assets (i.e. plant and equipment) to fair value primarily as a result of the planned shut down of its fermentation and formulation pilot plant in fiscal 2001. Also in the fourth quarter, the Company recorded a special charge in cost of products sold of $.4 million for the write off of inventory associated with the Company's decision to discontinue selling its biofungicide products.

         During the fourth quarter of fiscal 1999, the Company recorded an addition to the reserve for inventory obsolescence and rework of $.4 million.

(18) Profit Sharing 401(k) Plan

         The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all full-time U.S. employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company contributes 75% of the employees' contributions for employees with under five years of service, and 100% for employees with greater than five years of service, subject to a maximum equal to 6% of the employees' compensation. The matching Company contribution vests over a five-year period. Employees may elect to have the Company matching contribution in Ecogen common stock. The Company contributed approximately $.1 million,$.1 million, and $.1 million to the 401(k) Plan in fiscal 2000, 1999 and 1998, respectively.

(19) Related-party Transactions

         A director elected during fiscal 1998 is a partner of an investment firm that holds all of the Company's outstanding Series 1998 C preferred stock. The Company recorded dividends of approximately $.3 million during both fiscal 2000 and 1999 and interest and dividends of approximately $.2 million during fiscal 1998 to this investment firm. During fiscal 2000, the Company also issued warrants to purchase 200,000 shares of the Company's common stock at $1.25 per share to the investment firm in connection with the guaranteeing of a loan. Also during fiscal 2000, the Company recorded interest expense of $.1 million to a bank controlled by a partner in the investment firm.


(20) Commitments and Contingencies

     Leases:
         The Company leases its facilities and certain equipment and automobiles under various noncancelable operating and capital leases. Rental expense charged to operations aggregated approximately $.2 million, $.3 million, and $.3 million for fiscal 2000, 1999 and 1998, respectively.

                         ECOGEN INC. AND SUBSIDIARIES

(20) Commitments and Contingencies, con't

         Minimum lease payments under noncancelable long-term leases for the years subsequent to October 31, 2000 are as follows( in thousands):

                                                       Capital       Operating
                                                        Leases         Leases
                                                       -------         ------

                                        2001           $   209         $  241
                                        2002                 9            228
                                        2003                 -            207
                                        2004                 -            202
                                        2005                 -             85
                                                       -------         ------
              Total minimum lease payments                 218         $  963
                                                                       ======
              Less: Interest and fees                        -
                                                       -------
              Present value of net minimum
                 lease payments.                           218
              Less: Current portion of capital
                 lease obligations (included in
                 accounts payable and accrued
                 expenses)                                 209
                                                       -------
              Long-term capital obligations
                 (included in long-term debt)          $     9
                                                       =======



     Litigation:
         The Company currently is party to various lawsuits for nonpayment of amounts past due aggregating $.2 million to various vendors. Amounts due vendors are included in accounts payable and accrued expenses on the accompanying October 31,2000 balance sheet except for any interest claims.

                                                                     Schedule II
                          ECOGEN INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                  Years ended October 31, 2000, 1999 and 1998

                Column A                               Column B         Column C          Column D                  Column E

                                                                       Additions         Deductions
                                                     Balance at        Charged to                                 Balance at
                                                      Beginning        Costs and                                    End of
                                                      of Period         Expenses                                    Period
 2000:
  Allowance for doubtful accounts               $      129,023    $       29,410     $       60,040          $        98,393
  Reserve for inventory obsolescence                   700,404         1,012,825            619,739                1,094,490
                                                ==============    ==============    ===============         ================

1999:
  Allowance for doubtful accounts               $       80,000    $       92,928     $       43,905          $       129,023
  Reserve for inventory obsolescence                   401,371           900,000            600,967                  700,404
                                                ==============    ==============    ===============         ================

1998:
  Allowance for doubtful accounts               $       77,769           115,872     $      113,641          $        80,000
  Reserve for inventory obsolescence                 1,006,426    $      500,000          1,105,055                  401,371
                                                ==============    ==============    ===============         ================

                                   SIGNATURE

                  In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ECOGEN INC.

                                         By:/s/ James P. Reilly, Jr.
                                            ------------------------
                                            James P. Reilly, Jr.
                                            Chairman and Chief Executive Officer
Date:    March 21, 2001


                               POWER OF ATTORNEY

                  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James P. Reilly, Jr., his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of March 15, 2001.

Signature                   Title                                 Date
---------                   -----                                 ----

/s/ James P. Reilly, Jr.    Chairman, Chief Executive Officer,  March 21, 2001
------------------------
James P. Reilly, Jr.        Director and Secretary (Principal
                            Executive Officer and Acting Chief
                            Financial Officer)


/s/ Philippe D. Katz
------------------------
Philippe D. Katz            Director                            March 21, 2001

/s/ Lowell N. Lewis         Director                            March 21, 2001
------------------------
Lowell N. Lewis

/s/ John R. Sutley          Director                            March 21, 2001
------------------------
John R. Sutley