Form 10-Q
period 2001-01-31
ECOGEN INC
filed 2001-03-28
CIK 814050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended January 31, 2001
                                        ----------------

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
                                              ---     ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                              Outstanding at March 15, 2001
     -----                              -----------------------------

Common Stock, $.01 par value                              14,278,777

                                  ECOGEN INC.
                                  -----------


                                     INDEX


     Page
     ----

PART I - FINANCIAL INFORMATION

 Item 1   - Financial Statements:

  Unaudited Consolidated Condensed Balance Sheets as of
     January 31, 2001 and October 31, 2000...................  1

  Unaudited Consolidated Condensed Statements of Operations
     for the three months ended January 31, 2001 and 2000....  2

  Unaudited Consolidated Condensed Statements of Cash Flows
     for the three months ended January 31, 2001 and 2000....  3

  Notes to Unaudited Consolidated Condensed Financial
     Statements..............................................  5

 Item 2   - Management's Discussion and Analysis of Results
          of Operations and Financial Condition..............  10

PART II - OTHER INFORMATION

 Item 6(a)- Exhibits.........................................  14

                         ECOGEN INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

                                                              Assets
----------------------------------------------------------------------------------------------------------------------
                                                                                     January 31,       October  31,
                                                                                         2001              2000
                                                                                  ------------------------------------
Current assets:
   Cash, cash equivalents and temporary investments                                       $20,284           $215,777
   Trade receivables, net                                                                 620,088            616,741
   Inventory, net                                                                       1,408,875          2,051,184
   Prepaid expenses and other current assets                                              528,609            284,673
                                                                                  ------------------------------------
      Total current assets                                                              2,577,856          3,168,375
                                                                                  ------------------------------------

Plant and equipment, net                                                                  291,842            677,831
Other assets, net                                                                       2,512,524          2,653,571
                                                                                  ------------------------------------
                                                                                       $5,382,222         $6,499,777
                                                                                  ====================================

                                             Liabilities and Stockholders' Deficit
----------------------------------------------------------------------------------------------------------------------

Current liabilities:
   Debt due within one year                                                             1,917,644          2,123,972
   Accounts payable and accrued expenses                                                5,129,444          4,834,499
                                                                                  ------------------------------------
        Total current liabilities                                                       7,047,088          6,958,471
                                                                                  ------------------------------------

                                                                                  ------------------------------------
Long-term debt                                                                                 -               9,306
                                                                                  ------------------------------------
Long-term deferred revenue                                                              1,655,785          1,612,928
                                                                                  ------------------------------------
Minority interest                                                                       1,533,854          1,533,854
                                                                                  ------------------------------------

Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized
         7,500,000 shares:
       Series 2000 A convertible preferred stock                                               76                 76
       Series 1998 C convertible preferred stock                                              324                324
   Common stock, par value $.01 per share                                                 134,925            134,925
   Additional paid-in capital                                                         129,319,027        129,319,027
   Accumulated deficit                                                               (134,308,857)      (133,069,134)
   Other                                                                                       -                  -
                                                                                  ------------------------------------
        Total stockholders' deficit                                                    (4,854,505)        (3,614,782)
                                                                                  ------------------------------------
                                                                                       $5,382,222         $6,499,777
                                                                                  ====================================

        See Accompanying Notes to Unaudited Consolidated Condensed Financial
         Statements.

                         ECOGEN INC. AND SUBSIDIARIES
            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                           THREE  MONTHS  ENDED JANUARY 31,

                                                                               2001                      2000
-------------------------------------------------------------------------------------------------------------
Revenues:

  Product  sales,  net                                                  $   792,493               $ 1,099,500
  Contract research                                                               -                         -
                                                                 --------------------------------------------
    Total revenues                                                          792,493                 1,099,500
                                                                 --------------------------------------------

Costs and expenses:

  Cost of products sold                                                     686,273                   906,530
  Research and development:                                                 292,182                   441,904
  Selling, general and administrative                                       827,932                 1,210,037
                                                                 --------------------------------------------
    Total costs and expenses                                              1,806,387                 2,558,471
                                                                 --------------------------------------------

Operating loss                                                           (1,013,894)               (1,458,971)
                                                                 --------------------------------------------
Other income (expense):
    Interest expense, net                                                  (122,639)                 (146,247)
    Other income                                                             31,473                    54,351
                                                                 --------------------------------------------
    Total other expense, net                                                (91,166)                  (91,896)
                                                                 --------------------------------------------

Net loss                                                                 (1,105,060)               (1,550,867)

Dividends on preferred stock including assumed
     incremental yield of $63,219 in 2000                                   134,662                   155,177
                                                                 --------------------------------------------

Net loss allocable to common stockholders                               ($1,239,722)              ($1,706,044)
                                                                 ============================================

Basic and diluted net loss  per  common  share                               ($0.09)                   ($0.17)
                                                                 ============================================



Weighted average number of common shares outstanding                     13,492,500                10,045,000
                                                                 ============================================

        See Accompanying Notes to Unaudited Consolidated Condensed Financial
         Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                    Three months ended
                                                                                                        January 31,
                                                                                                 2001                        2000
------------------------------------------------------------------------------------------------------------------------------------
Cash  flows  from  operating  activities:
   Net  loss                                                                              ($1,105,060)                ($1,550,867)
   Adjustments  to  reconcile  net  loss  to  net
     cash used  in operating  activities:
       Depreciation  and amortization expense                                                 168,755                     164,631
       Loss on disposition of fixed assets                                                     29,688
       Noncash interest and other expense                                                      87,065                      73,968
       Changes  in  assets  and  liabilities                                                  861,264                       4,448
                                                                                    ---------------------------------------------
 Net  cash provided by (used in) operating  activities                                         41,712                  (1,307,820)
                                                                                    ---------------------------------------------

Cash  flows  from  investing  activities:
   Purchase  of  plant and  equipment                                                               -                     (21,460)
                                                                                    ---------------------------------------------
Net  cash used in investing activities                                                              -                     (21,460)
                                                                                    ---------------------------------------------

Cash  flows  from  financing  activities:
   Proceeds from bank loan                                                                          -                   1,500,000
   Proceeds from promissory notes                                                             200,000                           -
   Payments on line of credit, net                                                           (415,634)                    (53,770)
   Repayment of capital lease obligations                                                     (21,571)                   (101,573)
                                                                                    ---------------------------------------------
Net  cash (used in ) provided by financing activities                                        (237,205)                  1,344,657
                                                                                    ---------------------------------------------

Net (decrease) increase in  cash                                                             (195,493)                     15,377

Cash  and  cash  equivalents,  beginning  of  period                                          215,777                           -
                                                                                    ---------------------------------------------
Cash  and  cash  equivalents,  end  of  period                                           $     20,284                $     15,377
                                                                                    =============================================

                                                                                                                       (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

                                                                                                    Three months ended
                                                                                                        January 31,
                                                                                                 2001                        2000
---------------------------------------------------------------------------------------------------------------------------------
Changes  in  assets  and  liabilities, net of acquisition:
    Increase in receivables                                                                   ($3,348)                   ($81,744)
    Decrease (increase)  in  inventory                                                        642,309                     (14,596)
    Decrease (increase) in  prepaid  expenses  and
      other  current  assets                                                                    6,064                     (73,015)
   Decrease in other assets                                                                     6,316                           -
   Increase in  accounts  payable
      and  accrued  expenses                                                                  209,923                     173,803
                                                                                         ----------------------------------------
      Changes  in  assets  and  liabilities,  net                                        $    861,264                $      4,448
=================================================================================================================================


Noncash investing and financing activities:
---------------------------------------------------------------------------------------------------------------------------------

  During the first quarter of fiscal 2000, the Company issued 498,747 shares of its common stock upon conversion of the Company's convertible preferred stock and issued 24,657 shares of common stock as dividends at the time of conversion.

  During the first quarter of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future costs of production at that facility.



        See Accompanying Notes to Unaudited Consolidated Condensed Financial
         Statements.

                         ECOGEN INC. AND SUBSIDIARIES

        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                           JANUARY 31, 2001 AND 2000

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---  --------------------------------------------------------------------

     ORGANIZATION AND BASIS OF PRESENTATION:

     The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, 2000 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

     The results of operations for the interim period ended January 31, 2001 are not necessarily indicative of the operating results for the full year.

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

                                                            (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(2) LIQUIDITY
    ---------

    The Company has reported net loses allocable to common stockholders of ($1.2) million, and ($1.7) million for the three month periods ended January 31, 2001, and 2000, respectively. The loss from inception in 1983 to January 31, 2001 amounts to ($134.3) million. Further, the Company has a working capital deficit, a stockholders' deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

    The Company's continued operations will depend on its ability to raise additional funds. The Company has financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. In addition, the Company has a working capital line of credit, which originally expired in August 2000 but has been extended to April 30, 2001, a term loan of $1.5 million that is due on June 30, 2001 and promissory notes aggregating $.6 million that are due on June 30,2001. The Company currently is not in compliance with the covenants of its $5.0 million working capital line of credit. This line of credit has a balance of $.2 million as of January 31, 2001. As a result of the Company's non-compliance with the covenants, the working capital lender, at its option, may discontinue making loans and liquidate the collateral including inventory and accounts receivable. Additionally, the Company was unable to make a principal payment of $.5 million on its $1.5 million term loan, however, the lender extended the due date of such principal repayment, originally due June 23, 2000, to June 30, 2001.

    The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position and its capital structure. Subsequent to January 31, 2001, the Company borrowed an additional $.4 million pursuant to promissory notes that now aggregate $.6 million and are due on June 30, 2001. The holder of the notes is a corporation controlled by one of the Company's principal stockholders. Further the Company has taken a number of steps, including personnel reductions, to conserve cash until it is it is able to sell assets. The Company needs to obtain proceeds from the sale of assets by June 30, 2001 to provide the necessary cash resources to repay the outstanding balances under its line of credit (which is due April 30,2001), its term loan and promissory notes (which are due June 30,2001), its accounts payable and fund operations. Further, the Company needs to continue to obtain short-term financing while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining

                                                            (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(2) LIQUIDITY, CON'T
    -----------------

    additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

(3) INVENTORY
    ---------

    At January 31, 2001, inventory consisted of raw materials of $.4 million, work-in-progress of $.2 million and finished products of $.8 million.

(4) LOAN AGREEMENTS
    ---------------

    In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. Up to $1.0 million of the line may be used for letters of credit. The working capital line of credit expired in August 2000 (but has been extended to April 30,2001), bears interest at prime plus 3.25% and is fully collateralized by the Company's assets, other than certain of its intellectual property rights. The lending formula is based on eligible receivables and finished goods inventory. At January 31, 2001, the balance outstanding under the line was $.2 million. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock. The Company is not in compliance with such covenants. As a result of the Company's noncompliance with such covenants, the lender, at its option, may discontinue making loans and liquidate the collateral.

    On December 24, 1999, the Company obtained a secured loan for $1.5 million with a financial institution that is controlled by a principal stockholder of the Company. The loan required a $.5 million principal payment in June 2000 (which has been extended to June 30,2001) with the balance due in June 2001. The loan bears interest at prime plus 2% and is payable monthly. The loan is collateralized by the Company's assets. The loan is guaranteed by a corporation controlled by one of the Company's principal stockholders. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. The value of such warrants of $183,556 has been recorded as deferred debt expense and is being amortized as interest expense over the life of the loan.

    During the first quarter of fiscal 2001, a corporation controlled by one of the Company's principal stockholders loaned the Company $.2 million pursuant to promissory notes that are due June 30,2001, bear interest at 12%, and are secured by an interest in any success fees received under the Company's agreement with Monsanto Company. Subsequent to January 31, 2001, such corporation loaned the Company an additional $.4 million pursuant to promissory notes under the same terms as indicated previously.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(5) STOCKHOLDERS' EQUITY
    --------------------

    Subsequent to January 31, 2001, the Company issued 734,988 shares of its common stock in exchange for 950 shares of the Company's Series 2000-A 7% convertible preferred stock issued in February 2000. The Company also issued 51,289 shares of its common stock in payment of cumulative dividends at the time of conversion.

(6) PLANT AND EQUIPMENT
    -------------------

    During the first quarter of fiscal 2001, the Company transferred ownership in certain fixed assets to a contract manufacturer of the Company in exchange for $.3 million in credits to be used for future costs of production at that facility. If at the end of two years the Company has not utilized the full amount of the credits for production, the balance due will be paid to the Company in cash.

(7) ACQUISITION
    -----------

    On February 15, 2000, the Company completed its acquisition of certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLC. The Company issued 1,351,351 shares of the Company's common stock valued at approximately $3.0 million upon the closing of the transaction. Prior to the closing, the Company acquired approximately $.4 million of Mycogen's inventory of sprayable Bt products, under a distribution agreement effective January 31, 2000. Under the terms of the agreement, Mycogen has agreed to hold the shares for a three-year period, except in the event of certain change in control transactions. Mycogen was granted certain demand and piggyback registration rights with respect to the shares. In addition, Mycogen has the right of first refusal to purchase securities of the Company so as to maintain its ownership
    percentage in the Company.   Mycogen also has been granted certain market
    price protection rights at the time that Mycogen sells the shares, which may result in the issuance of additional shares, which may not exceed 20% of the Company's outstanding shares without stockholder approval. The Company and Dow AgroSciences LLC also entered into a five-year supply agreement and the companies have entered into distribution agreements granting exclusive rights to Dow AgroSciences to sell the acquired products in Mexico, New Zealand, Australia and France.

   The transaction was accounted for as a purchase and, accordingly, the total purchase price for the assets of approximately $3.4 million, including out of pocket expenses, was allocated based upon their fair value at the date of acquisition. The assets acquired include inventory and certain identifiable intangible assets including a license to certain genes and strains and product

                                                            (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(7) ACQUISITION, CONT.:


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

    The following unaudited pro forma information has been prepared as if the February 2000 acquisition of the products had occurred on November 1, 1999. The unaudited pro forma information does not purport to represent the Company's consolidated results of operations that would have been achieved had the transaction to which pro forma effect is given been consummated as the date or period indicated.

                                    Three Months Ended January 31,
                                            2001      2000
                                          -------   -------
                                ($ in thousands except per share data)

    Total revenues                        $   792   $ 1,874
    Net loss allocable to
    common stockholders                    (1,239)   (1,792)
    Basic and diluted net
    loss per share                           (.09)     (.16)

                          ECOGEN INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  THREE MONTHS ENDED JANUARY 31, 2001 AND 2000



THREE MONTHS ENDED JANUARY 31, 2001 AND 2000
--------------------------------------------

REVENUES
--------

Net product sales decreased $.3 million or 28% principally due to volume. Sales of the Company's Bt product line, representing 85% of the Company's product sales, decreased 36% in fiscal 2001. In January 2000 Ecogen began distributing certain Mycogen Bt products for Dow AgroSciences until the final acquisition of the product line was completed in February 2000. Included in the Company's reported Bt sales for the three months ended January 31, 2001 and 2000 were $.3 million and $.5 million, respectively of the acquired Mycogen products. Sales of Ecogen's Bt products, excluding the acquired Mycogen products, decreased 31% for the three months ended January 31, 2001. The decrease in sales was due principally to the Company's lack of financial resources including its inability to secure additional finished goods from Dow. Biofungicide product sales, which represented 15% of product sales in fiscal 2001, increased 44% from the year-ago period, principally due to higher sales of AQ10 in the first quarter of 2001, the Company's biofungicide for control of powdery mildew, in Europe. Aq10 was first introduced in Europe in the second quarter of fiscal 2000 so there were no comparable sales in the first quarter of fiscal 2000.

COSTS AND EXPENSES
------------------

Cost of products sold decreased 24% in the first three months of fiscal 2001 compared to the same period in fiscal 2000 due primarily to a decrease in product sales. Gross margins on product sales declined from 18% in fiscal 2000 to 13% in fiscal 2001. The lower gross margins in fiscal 2001 were due principally to lower margin on AQ10 sales in Europe.

Total operating expenses consisting of research and development and selling, general and administrative expenses were $1.1 million in the first quarter of fiscal 2001, compared to $1.7 million in fiscal 2000, a decrease of 32% due to cost reduction measures implemented by the Company to conserve cash, including personnel reductions. Further cost reduction have been implemented in operating expenses subsequent to the end of the first quarter of fiscal 2001. Research and development costs decreased $.1 million or 34% and selling, general and administrative expenses were $.8 million in the first quarter of fiscal 2001 compared to $1.2 million in fiscal 2000, representing a decrease of $.4 million or 32%.

The operating loss improved from ($1.5) million in fiscal 2000 to ($1.0) million in fiscal 2001. The improvement was primarily due to the decrease in operating expenses.

NET LOSS
--------

Net loss allocable to common stockholders for the three months ended January 31, 2001 was ($1.2) million, compared to a net loss allocable to common stockholders of ($1.7) million for the same period in fiscal 2000. Basic and diluted net loss per share for the three months ended January 31, 2001 was ($.09), compared to net loss per share of ($.17) in the first quarter of fiscal 2000 on weighted average shares outstanding of 13.5 million and 10.0 million in the first three months of fiscal 2001 and 2000, respectively. Net loss allocable to common stockholders included preferred stock dividends of $.1 million and $.2 million in fiscal 2001 and 2000, respectively, including an assumed incremental yield of $.1 million in fiscal 2000.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first quarter of fiscal 2001, cash and cash equivalents declined $.2 million primarily due to payments on debt. The Company funded its operating loss primarily through decreases in inventory and accounts receivable. During the first quarter of fiscal 2001, the Company borrowed $.2 million pursuant to promissory notes that are due on June 30,2001 and made principal payments on debt of approximately $.4 million.

At January 31, 2001, the Company had limited liquid resources. At January 31,2001, current liabilities were $7.0 million and current assets were $2.6 million resulting in a working capital deficit of $4.4 million. Current liabilities increased $.3 million from October 31,2000 due primarily to the Company's inability to make timely payments. At January 31, 2001, the Company had $3.1 million in accounts payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue. Included in current liabilities at January 31, 2001 are net borrowings under debt facilities of $1.9 million.

During fiscal 2000, the Company obtained a $1.5 million variable rate secured term loan with the Berkshire Bank, a financial institution controlled by a principal stockholder of United Equities (Commodities) Corporation, one of the Company's principal stockholders. The maturity date of the Term Loan was extended to June 30, 2001 for all principal, interest and penalty payments. Further, subsequent to October 31,2000, a corporation controlled by the principal stockholder loaned the Company $.6 million pursuant to promissory notes ("the Notes") which are due on June 30,2001 and bears interest at 12%.

On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock. Under Delaware Law, the Company is precluded from paying cash dividends due to its deficit in stockholders' equity and therefore is in default of its preferred stock

To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company has secured borrowings under a working capital line of credit, which expires on April 30, 2001, and a term loan and notes that are due on June 30, 2001. The Company currently is not in compliance with the covenants of its $5.0 million working capital line of credit. This line of credit has a balance of $.2 million as of January 31, 2001. As a result of the Company's non-compliance with the covenants, the working capital lender, at its option, may discontinue making loans and liquidate the collateral including inventory and accounts receivable.

The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position. The Company has recently taken a number of steps to conserve cash, including additional personnel reductions until it is able to sell assets. The Company needs to sell assets by June 30, 2001 to provide the necessary cash resources to repay the outstanding balances under its line of credit the Term Loan, the Notes, its accounts payable and fund operations. Further the Company needs to continue to obtain short-term funding while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology. The report of our independent auditors on the Company's consolidated financial statements for the year ended October 31, 2000 included an explanatory paragraph which stated that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Recently Issued Accounting Standards
------------------------------------

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 required the Company to follow its guidance no later than its fiscal year beginning November 1, 2000 through a cumulative effect of a change in accounting principle. Adoption of this standard did not have a material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standard Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133"). FAS 133 which was required to be adopted for the fiscal year beginning November 1, 2000. However, the Company has reviewed FAS 133 and because it does not use derivatives, the adoption of FAS 133 did not effect the results of operations or the financial position of the Company.

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

Forward-Looking Statements
--------------------------

All statements contained in this management's discussion and analysis of financial condition and results of operations other than statements of historical information, are forward-looking statements. Forward-looking statements include statements containing plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward-looking statements and to vary significantly from reporting period to reporting period. These risks include among others, those listed in "Factors That May Affect Future Results", in the Company's Annual Report on Form 10K for the year ended October 31, 2000, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

PART II - OTHER INFORMATION

Item 6         Exhibits and reports in Form 8-K

(a)  Exhibits
(b)
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

10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.156 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31,2000) *

10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31,2000)*

10.158 International, S.A. dated February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31,2000)*

10.159 Warrant Agreement between Ecogen Inc. and Aspen International, Ltd. dated February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31,2000)*

10.160 Warrant Agreement between Ecogen Inc. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000) *

10.161 Form of Demand Promissory Note to Momar Corporation (Form 10-K for the fiscal year ended October 31,2000) *


(b)  Current Reports on Form 8-K

               None

27  Financial Data Schedule



* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this Report.

Signatures


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  March 28, 2001


                                  ECOGEN INC.



                                  By: /s/ James P. Reilly, Jr
                                      -----------------------
                                      James P. Reilly, Jr.
                                      Chairman, Chief Executive
                                      Officer and Acting Chief Financial Officer