Form 10-Q
period 2001-04-30
ECOGEN INC
filed 2001-06-19
CIK 814050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended April 30, 2001
                                         --------------

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
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                       Outstanding at May 31, 2001
          -----                       ---------------------------

Common Stock, $.01 par value                   14,278,797

                                 ECOGEN INC.
                                 -----------

                                    INDEX


                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

  Item 1        - Financial Statements:


     Unaudited Consolidated Condensed Balance Sheets as of
         April 30, 2001 and October 31, 2000...........................................      1

     Unaudited Consolidated Condensed Statements of Operations
         for the three and six months ended April 30, 2001 and 2000....................      2

     Unaudited Consolidated Condensed Statement of Stockholders' Equity
         for the six months ended April 30, 2001.......................................      3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the six months ended April 30, 2001 and 2000..............................      4

     Notes to Unaudited Consolidated Condensed Financial
         Statements....................................................................      6



  Item 2        - Management's Discussion and Analysis of Results
                    of Operations and Financial Condition..............................     10



PART II - OTHER INFORMATION

  Item 6(a)     - Exhibits.............................................................     14

                         ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
Assets
                                                                              April 30,              October 31,
                                                                                 2001                   2000
---------------------------------------------------------------------------------------------------------------
Current  assets:
   Cash and cash  equivalents                                               $     8,203            $   215,777
   Trade receivables, net                                                       678,361                616,741
   Inventory, net                                                             1,073,537              2,051,184
   Prepaid expenses and other current assets                                    434,882                284,673
---------------------------------------------------------------------------------------------------------------
      Total current assets                                                    2,194,983              3,168,375
---------------------------------------------------------------------------------------------------------------

Plant and equipment, net                                                        181,968                677,831
Other assets, net                                                             2,366,522              2,653,571
---------------------------------------------------------------------------------------------------------------
                                                                            $ 4,743,473            $ 6,499,777
===============================================================================================================

Liabilities and Stockholders' Deficit

---------------------------------------------------------------------------------------------------------------
Current liabilities:
   Debt due within one year                                                   2,688,103              2,123,972
   Accounts payable and accrued expenses                                      4,979,463              4,834,499
---------------------------------------------------------------------------------------------------------------
        Total current liabilities                                             7,667,566              6,958,471
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                        -                  9,306
---------------------------------------------------------------------------------------------------------------
Long-term deferred revenue                                                    1,696,928              1,612,928
---------------------------------------------------------------------------------------------------------------
Minority interest                                                             1,533,854              1,533,854
---------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized 7,500,000 shares:
       Series 2000 A convertible preferred stock                                     66                     76
       Series 1998 C convertible preferred stock                                    324                    324
   Common stock, par value $.01 per share                                       142,788                134,925
   Additional paid-in capital                                               129,317,804            129,319,027
   Accumulated deficit                                                     (135,615,857)          (133,069,134)
---------------------------------------------------------------------------------------------------------------
        Total stockholders' deficit                                          (6,154,875)            (3,614,782)
---------------------------------------------------------------------------------------------------------------
                                                                           $  4,743,473           $  6,499,777
===============================================================================================================

         See Accompanying Consolidated Condensed Financial Statements

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                   Six Months Ended
                                                                      April 30,                           April 30,
                                                                2001              2000            2001               2000
-----------------------------------------------------------------------------------------------------------------------------
Revenues:

  Product sales,  net                                          $805,357        $2,376,124      $1,597,850         $3,475,624
  Contract research                                             172,813                 -         172,813                  -
-----------------------------------------------------------------------------------------------------------------------------
    Total revenues                                              978,170         2,376,124       1,770,663          3,475,624
-----------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                         801,166         1,991,860       1,487,439          2,898,390
  Research and development:                                     189,915           462,486         482,097            904,390
  Selling, general and administrative                         1,091,506         1,632,593       1,919,437          2,842,630
-----------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                  2,082,587         4,086,939       3,888,973          6,645,410
-----------------------------------------------------------------------------------------------------------------------------
Operating loss                                               (1,104,417)       (1,710,815)     (2,118,310)        (3,169,786)
-----------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                      (199,135)         (226,750)       (321,775)          (372,997)
    Other income                                                124,095                 -         155,567             54,351
-----------------------------------------------------------------------------------------------------------------------------
    Total other expense, net                                    (75,040)         (226,750)       (166,208)          (318,646)
-----------------------------------------------------------------------------------------------------------------------------

Net loss                                                     (1,179,457)       (1,937,565)     (2,284,518)        (3,488,432)

Dividends on preferred stock including assumed
     incremental yield of $63,219 in 2000                       127,544           354,847         262,205            510,034
-----------------------------------------------------------------------------------------------------------------------------

Net loss allocable to common stockholders                   ($1,307,001)      ($2,292,412)    ($2,546,723)       ($3,998,466)
=============================================================================================================================

Basic and diluted net loss per common share                      ($0.09)           ($0.19)         ($0.18)            ($0.36)
=============================================================================================================================

Weighted average number of common
     shares outstanding                                      14,198,900        12,014,000      13,839,800         11,024,000
=============================================================================================================================


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements

                         ECOGEN INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        Six months ended April 30, 2001

-----------------------------------------------------------------------------------------------------------------------------------
                                                        Convertible                    Additional
                                                         Preferred      Common          Paid-in      Accumulated
                                                           Stock         Stock          Capital        Deficit            Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 2000                                       $400     $134,925     $129,319,027   ($133,069,134)    ($3,614,782)

Dividends on preferred stock                                      -          513            6,117        (262,205)       (255,575)

Conversion of 950 shares of Series 1999 A convertible
  preferred stock to 734,988 shares of common stock             (10)       7,350           (7,340)              -               -

Net loss                                                          -            -                -      (2,284,518)     (2,284,518)

-----------------------------------------------------------------------------------------------------------------------------------
Balance April 30, 2001                                         $390     $142,788     $129,317,804   ($135,615,857)    ($6,154,875)
===================================================================================================================================

          See Accompanying Notes To Unaudited Consolidated Condensed
                            Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------

                                                                                        Six months ended
                                                                                           April 30,
                                                                                  2001                    2000
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                   ($2,284,518)            ($3,488,432)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization expense                                    341,146                 348,249
         Gain on sale of assets                                                  (139,740)                      -
         Noncash interest and other expense                                       267,054                 171,327
         Changes in assets and liabilities                                      1,010,620                 909,380

------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                            (805,438)             (2,059,476)
------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                   169,365                       -
   Purchase of plant and equipment                                                      -                 (44,978)
   Acquisition, net                                                                     -                (285,000)

------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             169,365                (329,978)
------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from bank loan                                                              -               1,500,000
   Proceeds from promissory notes                                               1,000,500                       -
   Payments on line of credit, net                                               (436,370)               (397,640)
   Repayment of capital lease obligations                                        (135,631)               (145,570)
   Proceeds from sale of convertible preferred stock, net of issuance costs             -               1,399,500
   Net proceeds from issuance of common stock under stock option plan                   -                  39,832

------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                         428,499               2,396,122
------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                  (207,574)                  6,668

Cash and cash equivalents, beginning of period                                    215,777                       -

------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                    $       8,203           $       6,668
==================================================================================================================

                                                                     (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------------------------------
                                                                                  Six months ended
                                                                                      April 30,
                                                                               2001             2000
--------------------------------------------------------------------------------------------------------------
 Changes in assets and liabilities, net of acquisition:
  Increase in receivables                                                     $  (61,620)        $ (701,772)
  Decrease in inventory                                                          977,647          1,292,447
  Decrease (increase) in prepaid expenses and
    other current assets                                                          99,791            (71,418)
  Decrease in other assets                                                        46,828            120,121
  (Decrease) increase in accounts payable
    and accrued expenses                                                         (52,026)           270,002

--------------------------------------------------------------------------------------------------------------
    Changes in assets and liabilities, net                                    $1,010,620         $  909,380
==============================================================================================================

--------------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------------------------------------

During the first six months of fiscal 2001 and 2000, the Company issued 734,986 and 984,732 shares of its common stock, respectively, upon conversion of the Company's convertible preferred stock and issued 51,289 and 52,356 shares of common stock, respectively as dividends at the time of conversion.

During the first half of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future costs of production at that facility.

In fiscal 2000, the Company issued 1,351,351 shares of its common stock in connection with an acquisition.

In the first six months of fiscal 2000, the Company issued 20,000 shares of its common stock as a fee in connection with the issuance of preferred stock and issued warrants to purchase 200,000 shares of common stock in connection with a loan agreement. In the first half of fiscal 2000, the Company issued 15,544 common shares pursuant to employee benefits plans.


     See Accompanying Notes to Unaudited Consolidated Condensed Financial
                                  Statements.

                         ECOGEN INC. AND SUBSIDIARIES

        Notes to Unaudited Consolidated Condensed Financial Statements

                            April 30, 2001 and 2000

(1) Basis of Presentation and Summary of Significant Accounting Policies
    --------------------------------------------------------------------

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

    The results of operations for the interim period ended April 30, 2001 are not necessarily indicative of the operating results for the full year.

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

                                                           (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

(2)  Liquidity
     ---------

     The Company has reported net loses allocable to common stockholders of ($2.5) million and ($4.0) million for the six-month periods ended April 30, 2001, and 2000, respectively. The loss from inception in 1983 to April 30, 2001 amounted to ($135.6) million. Further, the Company has a working capital deficit, a stockholders' deficit and limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds. The Company has financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. In addition, the Company has a working capital line of credit, which originally expired in August 2000 but has been extended to June 29, 2001, a term loan of $1.5 million and promissory notes aggregating $1.0 million that are due on June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the term loan and the promissory notes may elect to require a prepayment of the balance due on the loan and/or the notes. The Company currently is not in compliance with the covenants of its working capital line of credit. This line of credit had a balance of $.2 million as of April 30, 2001 and a balance of $29 thousand at June 14, 2001. As a result of the Company's non-compliance with the covenants, the working capital lender has discontinued making loans and may, at its option, liquidate the collateral including inventory and accounts receivable.

     The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position and its capital structure. During fiscal 2001, the Company borrowed $1.0 million pursuant to promissory notes that were due on June 30, 2001 and have been extended to June 23, 2002. The holder of the notes is a corporation controlled by one of the Company's principal stockholders. Further the Company has taken a number of steps, including personnel reductions, to conserve cash until it is it is able to sell assets. The Company needs to obtain proceeds from the sale of assets by to provide the necessary cash resources to repay the outstanding balances under its line of credit, its term loan and promissory notes, its accounts payable and fund operations. Further, the Company needs to continue to obtain short-term financing while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

(3)  Inventory
     ---------

     At April 30, 2001, inventory consisted of raw materials of $.4 million, work-in-progress of $.2 million and finished products of $.5 million.

                                                            (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

(4)  Debt Agreements
     ---------------

     In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. The working capital line of credit expired in August 2000 (but has been extended to June 29,2001), bears interest at prime plus 3.25% and is fully collateralized by the Company's assets, other than certain of its intellectual property rights. At April 30, 2001, the balance outstanding under the line was $.2 million. At June 14, 2001, the balance was $29 thousand. The loan agreement contains certain financial covenants and has certain restrictions on the Company's ability to pay dividends on its common stock. The Company is not in compliance with such covenants. As a result of the Company's non-compliance, the lender has discontinued making loans and may, at its option, liquidate the collateral.

     On December 24, 1999, the Company obtained a secured loan for $1.5 million with a financial institution that is controlled by a principal stockholder of the Company. The loan required a $.5 million principal payment in June 2000 (which was extended to June 2001) with the balance due in June 2001. Recently, the loan has been extended to June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holder of the term loan may elect to require a prepayment of the balance due under the loan. The loan bears interest at prime plus 2% and is payable monthly. The Company's assets collateralize the loan. A corporation controlled by one of the Company's principal stockholders guarantees the loan. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. The value of such warrants of $183,556 was recorded as deferred debt expense and amortized as interest expense over the life of the loan.

     During fiscal 2001, a corporation controlled by one of the Company's principal stockholders loaned the Company $1.0 million pursuant to promissory notes that were due June 30,2001, bear interest at 12%, and are secured by an interest in any success fees received under the Company's agreement with Monsanto Company. The due date on such notes has been extended to June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holder of the promissory notes may elect to require a prepayment of the balance due on the notes.

(5)  Stockholders' Equity
     --------------------

     During fiscal 2001, the Company issued 734,988 shares of its common stock in exchange for 950 shares of the Company's Series 2000-A 7% convertible preferred stock issued in February 2000. The Company also issued 51,289 shares of its common stock in payment of cumulative dividends at the time of conversion.

(6)  Plant and Equipment
     -------------------

     During the first quarter of fiscal 2001, the Company transferred ownership in certain fixed assets to a contract manufacturer of the Company in exchange for $.3 million in credits to be used for future costs of production at that facility. If at the end of two years the Company has not utilized the full amount of the credits for production, the balance due will be paid to the Company in cash. The credits have been recorded as prepaid expenses and other assets.


                                        (Continued)

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

                                              Six Months Ended April 30,
                                                   2001          2000
                                                   ----          ----
                                        ($ in thousands except per share data)

          Total revenues                           $ 1,720     $ 4,251
          Net loss allocable to
             common stockholders                    (2,546)     (4,215)
          Basic and diluted net
             loss per share                           (.18)       (.34)

                         ECOGEN INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

           Three Months and Six Months Ended April 30, 2001 and 2000

SIX MONTHS ENDED APRIL 30, 2001 AND 2000
----------------------------------------

Revenues
--------

Net product sales were $1.6 million and $3.5 million for the first six months of fiscal 2001 and 2000, respectively, representing a decrease of 54%. Sales of the Company's Bt product line, representing 92% of Company's product sales in the first six months of fiscal 2001, decreased 49%. Biofungicide product sales, which represented 9% of product sales in fiscal 2001, decreased $.2 million from the year-ago period. Other product sales, representing 9% of Company's product sales, decreased $.2 million in the first half of fiscal 2001 when compared to the comparable quarter in fiscal 2000. The decrease in product sales were primarily the result of the Company's limited ability to fund production and the purchase of finished goods from Dow AgroSciences LLC. due to the Company's limited liquid resources.

Contract research revenues increased $.2 million due to grants funded in fiscal 2001.

Costs and Expenses
------------------

Cost of products sold decreased 49% in the first six months of fiscal 2001 compared to the same period in fiscal 2000. Gross margins on product sales were 7% for fiscal 2001 and 17% in fiscal 2000. The lower gross margins in fiscal 2001 were principally due to unabsorbed overhead due to limited production.

Total operating expenses were $2.4 million in the first six months of fiscal 2001, compared to $3.7 million in fiscal 2000, a decrease of 36% due to cost reduction measures implemented by the Company in fiscal 2001 to conserve cash, including personnel reductions. Research and development costs decreased $.4 million or 47% and selling, general and administrative expenses decrease $.9 million or 32% in the first half of fiscal 2001.

Operating loss was ($2.3) million in the first six months of fiscal 2001 compared to 3.5 million in 2000 due principally to lower operating expenses in fiscal 2001.

Other expense, net, decreased $.2 million in the first six months of fiscal 2001 compared to the same period in fiscal 2000 due primarily to gains on the sale of assets.

Net Loss
--------

Net loss allocable to common stockholders for the six months ended April 30, 2001 were ($2.5) million, compared to a net loss allocable to common stockholders of ($4.0) million for the same period in fiscal 2000 substantially as a result of lower expenses. Basic and diluted net loss per share for the six months ended April 30, 2001 was ($.18), compared to net loss per share of ($.36) in fiscal 2000 on weighted average shares outstanding of 13.8 million and 11.0 million in the first six months of fiscal 2001 and 2000, respectively.

THREE MONTHS ENDED APRIL 30, 2001 AND 2000
------------------------------------------

Revenues
--------

During the three months ended April 30,2001, net product sales decreased $1.6 million or 66% principally due to volume. Sales of the Company's Bt product line, representing 96% of the Company's product sales, decreased 62% in fiscal 2001. The decrease in Bt product sales was primarily the result of the Company's limited ability to fund production and the purchase of finished goods from Dow AgroSciences LLC. due to the Company's limited liquid resources. Biofungicide and other product sales have been substantially discontinued during the second quarter of fiscal 2001.

Contract research revenues increased $.2 million due to grants funded in the second quarter of fiscal 2001.


Costs and Expenses
------------------

Cost of products sold decreased 60% in the first three months of fiscal 2001 compared to the same period in fiscal 2000 due primarily to a decrease in product sales. Gross margins on product sales declined from 17% in fiscal 2000 to 7% in fiscal 2001. The lower gross margins on product sales in the second quarter of fiscal 2001 were due principally to unapplied overhead as a result of limited production.

Total operating expenses, consisting of research and development and selling, general and administrative expenses, were $1.3 million in the second quarter of fiscal 2001, compared to $2.1 million in the comparable period in fiscal 2000. This 39% decrease was due to cost reduction measures implemented by the Company to conserve cash, including personnel reductions. Further cost reduction have been implemented in operating expenses subsequent to the end of the second quarter of fiscal 2001. Research and development costs decreased $.3 million or 60% and selling, general and administrative expenses decreased $.5 million or 33% in the second quarter of fiscal 2001 compared to fiscal 2000.

The operating loss improved from ($1.7) million in the second quarter of fiscal 2000 to ($1.1) million in the comparable period in fiscal 2001. The improvement was primarily due to the decrease in operating expenses.

Net Loss
--------

Net loss allocable to common stockholders for the three months ended April 30, 2001 was ($1.3) million, compared to a net loss allocable to common stockholders of ($2.3) million for the same period in fiscal 2000. Basic and diluted net loss per share for the three months ended April 30, 2001 was ($.09), compared to net loss per share of ($.19) in the comparable period of fiscal 2000 on weighted average shares outstanding of 14.2 million and 12.0 million in the three months ended April 30, 2001 and 2000, respectively. Net loss allocable to common stockholders included preferred stock dividends of $.1 million and $.3 million in the second quarter of fiscal 2001 and 2000, respectively, including an assumed incremental yield of $.1 million in fiscal 2000.

Seasonality of Business
-----------------------

The bulk of the Company's current products are presently marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring through fall. Because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season, which may result in substantial variations in quarter-to-quarter financial results. Unusual weather conditions, such as droughts or floods and the level of insect pressure in grower areas also affect product sales from year-to-year. In addition, commercial introduction of the Company's new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization.

Liquidity and Capital Resources
-------------------------------

During the first half of fiscal 2001, cash and cash equivalents declined $.2 million. Net cash used for operations was $.8 million of which $.4 million was provided by net borrowings, $.2 million from proceed on the sale of assets and $.2 million from the decrease in cash balances since October 31,2000. During the first half of fiscal 2001, the Company borrowed $1.0 million pursuant to promissory notes and made principal payments on debt of approximately $.6 million.

At April 30, 2001, the Company had limited liquid resources. At April 30,2001, current liabilities were $7.7 million and current assets were $2.2 million resulting in a working capital deficit of $5.5 million. Current liabilities increased $.7 million from October 31,2000 due primarily to new borrowings and the Company's inability to make timely payments. At April 30, 2001, the Company had $3.1 million in accounts payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue aggregating $.2 million. Included in current liabilities at January 31, 2001 are net borrowings under debt facilities of $2.7 million.

During fiscal 2000, the Company obtained a $1.5 million variable rate secured term loan with the Berkshire Bank, a financial institution controlled by a principal stockholder of United Equities (Commodities) Corporation, one of the Company's principal stockholders. The maturity date of the Term Loan has been extended to June 23, 2002 for all principal, interest and penalty payments. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holder of the term loan may elect to require a prepayment of the balance due on the loan. Further, during fiscal 2001, a corporation controlled by the principal stockholder loaned the Company $1.0 million pursuant to promissory notes ("the Notes") which were due on June 30, 2001 and bears interest at 12%. The due date for the notes has been extended until June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the promissory notes may elect to require a prepayment of the balance due on the notes.

On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock. Under Delaware Law, the Company is precluded from paying cash dividends due to its deficit in stockholders' equity and therefore is in default of its preferred stock

To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company has secured borrowings under a working capital line of credit, which expires on June 29, 2001, and a term loan and notes that are due on June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the term loan and the promissory notes may elect to require a prepayment of the balance due on the loan and/or the notes. The Company currently is not in compliance with the covenants of its working capital line of credit. This line of credit had a balance of $.2 million as of April 30, 2001 that has been reduced to $29 thousand at June 14, 2001. As a result of the Company's non-compliance with the covenants, the working capital lender discontinued making loans and may, at its option, liquidate the collateral including inventory and accounts receivable.

The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position. The Company has recently taken a number of steps to conserve cash, including additional personnel reductions until it is able to sell assets. The Company needs to sell assets to provide the necessary cash resources to repay the outstanding balances under its line of credit, the Term Loan, the Notes, its accounts payable and fund operations. Further the Company needs to continue to obtain short-term funding while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology. The report of our independent auditors on the Company's consolidated financial statements for the year ended October 31, 2000 included an explanatory paragraph which stated that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.156 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000) *

10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.158 International, S.A. dated February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.159 Warrant Agreement between Ecogen Inc. and Aspen International, Ltd. dated February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.160 Warrant Agreement between Ecogen Inc. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.161 Form of Demand Promissory Note to Momar Corporation (Form 10-K for the fiscal year ended October 31, 2000) *


(b)  Current Reports on Form 8-K

          None


* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this Report.

Signatures


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 19, 2001


                                  ECOGEN INC.



                                  By: /s/ James P. Reilly, Jr
                                      ------------------------------------------
                                      James P. Reilly, Jr.
                                      Chairman, Chief Executive
                                      Officer and Acting Chief Financial Officer