Form 10-Q/A
period 2001-04-30
ECOGEN INC
filed 2001-06-22
CIK 814050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                         Amendment No. 1 to Form 10-Q

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

    KPMG LLP, the Company's independent auditors, has not performed a quarterly review of the unaudited consolidated condensed financial statements for the first and second quarters of fiscal 2001 due to the Company's inability to pay professional fees.

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

KPMG LLP, the Company's independent auditors, has not performed a quarterly review of the unaudited consolidated condensed financial statements for the first and second quarters of fiscal 2001 due to the Company's inability to pay professional fees.

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


Date:  June 22, 2001


                                  ECOGEN INC.



                                  By: /s/ James P. Reilly, Jr
                                      ------------------------------------------
                                      James P. Reilly, Jr.
                                      Chairman, Chief Executive
                                      Officer and Acting Chief Financial Officer