Form 10-Q
period 2001-07-31
ECOGEN INC
filed 2001-09-14
CIK 814050

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended July 31, 2001
                                          -------------

                         Commission File Number 1-9579
                                                ------


                                  Ecogen Inc.
                                  -----------
            (Exact name of registrant as specified in its charter)



          Delaware                                              22-2487948
          --------                                              -----------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                        Identification Number)


    2000 W. Cabot Boulevard #170, Langhorne, Pennsylvania             19047
    -----------------------------------------------------             -----
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
                                              ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                Outstanding at August 31, 2001
          -----                                ------------------------------

Common Stock, $.01 par value                         14,278,797

                                  ECOGEN INC.
                                  -----------

                                     INDEX

                                                                       Page
                                                                       ----
PART I - FINANCIAL INFORMATION

 Item 1     - Financial Statements:

    Unaudited Consolidated Condensed Balance Sheets as of
       July 31, 2001 and October 31, 2000...............................  1

    Unaudited Consolidated Condensed Statements of Operations
       for the three and nine months ended July 31, 2001 and 2000.......  2

    Unaudited Consolidated Condensed Statement of Stockholders' Equity
       for the nine months ended July 31, 2001..........................  3

    Unaudited Consolidated Condensed Statements of Cash Flows
       for the nine months ended July 31, 2001 and 2000.................  4

    Notes to Unaudited Consolidated Condensed Financial
       Statements.......................................................  6


 Item 2     - Management's Discussion and Analysis of Results
               of Operations and Financial Condition ................... 10


PART II - OTHER INFORMATION

 Item 6(a)  - Exhibits.................................................. 15

                         ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------

Assets
                                                                          July 31,             October 31,
                                                                            2001                  2000
--------------------------------------------------------------------------------------------------------------
Current  assets:
   Cash and cash  equivalents                                                   $75,662               $215,777
   Trade receivables, net                                                       253,489                616,741
   Inventory, net                                                               889,032              2,051,184
   Prepaid expenses and other current assets                                    465,428                284,673
--------------------------------------------------------------------------------------------------------------
      Total  current  assets                                                  1,683,611              3,168,375
--------------------------------------------------------------------------------------------------------------

Plant and equipment, net                                                        129,846                677,831
Other assets, net                                                             2,296,492              2,653,571
--------------------------------------------------------------------------------------------------------------
                                                                             $4,109,949             $6,499,777
==============================================================================================================

Liabilities and Stockholders' Deficit

--------------------------------------------------------------------------------------------------------------

Current liabilities:
   Debt due within one year                                                   2,574,777              2,123,972
   Accounts  payable  and  accrued  expenses                                  5,170,497              4,834,499
--------------------------------------------------------------------------------------------------------------
        Total  current  liabilities                                           7,745,274              6,958,471
--------------------------------------------------------------------------------------------------------------

Long-term debt                                                                        -                  9,306
--------------------------------------------------------------------------------------------------------------
Long-term deferred revenue                                                    1,738,928              1,612,928
--------------------------------------------------------------------------------------------------------------
Minority interest                                                             1,533,854              1,533,854
--------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized
         7,500,000 shares:
       Series 2000 A convertible preferred stock                                     66                     76
       Series 1998 C convertible preferred stock                                    324                    324
   Common  stock,  par  value  $.01  per  share                                 142,788                134,925
   Additional  paid-in  capital                                             129,317,804            129,319,027
   Accumulated  deficit                                                    (136,369,089)          (133,069,134)
--------------------------------------------------------------------------------------------------------------
        Total  stockholders' deficit                                         (6,908,107)            (3,614,782)
--------------------------------------------------------------------------------------------------------------
                                                                             $4,109,949             $6,499,777
==============================================================================================================

         See Accompanying Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended              Nine Months Ended
                                                                       July 31,                        July 31,
                                                                 2001            2000           2001               2000
------------------------------------------------------------------------------------------------------------------------------
Revenues:

  Product  sales, net                                       $   792,844       $ 1,808,157     $ 2,390,694        $ 5,283,781
  Contract research                                              50,000                 -         222,813             50,000
------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                              842,844         1,808,157       2,613,507          5,333,781
------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                         723,408         1,625,073        2,210,847         4,523,463
  Research and development:                                      62,626           417,510         544,723          1,321,900
  Selling, general and administrative                           546,012         1,454,286       2,465,449          4,296,916
------------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                  1,332,046         3,496,869       5,221,019         10,142,279
------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                 (489,202)       (1,688,712)     (2,607,512)        (4,808,498)
------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                      (139,509)         (227,092)       (461,284)          (639,164)
    Other income                                                 10,264                 -         165,831             43,427
------------------------------------------------------------------------------------------------------------------------------
    Total other expense, net                                   (129,245)         (227,092)       (295,453)          (595,737)
------------------------------------------------------------------------------------------------------------------------------

Net loss                                                       (618,447)       (1,915,804)     (2,902,965)        (5,404,235)

Dividends on preferred stock including assumed
     incremental yield of $267,148 and $611,622
     in the three months and nine months of fiscal
     2000, respectively                                         134,785           381,400         396,990            891,434
------------------------------------------------------------------------------------------------------------------------------

Net loss allocable to common stockholders                     ($753,232)      ($2,297,204)    ($3,299,955)       ($6,295,669)
==============================================================================================================================

Basic and diluted net loss per common share                      ($0.05)           ($0.18)         ($0.24)            ($0.55)
==============================================================================================================================

Weighted average number of common
     shares outstanding                                      14,279,800        12,466,000      13,986,000         11,508,000
==============================================================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine months ended July 31, 2001

----------------------------------------------------------------------------------------------------------------------------------

                                                        Convertible               Additional
                                                         Preferred     Common       Paid-in          Accumulated
                                                           Stock        Stock       Capital            Deficit          Total
----------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 2000                                $    400    $  134,925   $ 129,319,027    ($133,069,134)     ($3,614,782)

Dividends on preferred stock                                  --           513           6,117         (396,990)        (390,360)

Conversion of 950 shares of Series 1999 A convertible
    preferred stock to 734,988 shares of common stock        (10)        7,350          (7,340)              --               --

Net loss                                                      --            --              --       (2,902,965)      (2,902,965)

----------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2001                                   $    390    $  142,788   $ 129,317,804    ($136,369,089)     ($6,908,107)
==================================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------
                                                                                    Nine months ended
                                                                                           July 31,
                                                                                2001                    2000
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                   ($2,902,965)            ($5,404,235)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization expense                                    437,831                 551,917
         Gain on sale of assets                                                  (150,004)                     --
         Noncash interest and other expense                                       355,434                 268,070
         Changes in assets and liabilities                                      1,685,449               3,046,023
-----------------------------------------------------------------------------------------------------------------
 Net cash used in operating activities                                           (574,255)             (1,538,225)
-----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                   179,629                      --
   Purchase of plant and equipment                                                     --                 (45,601)
   Acquisition, net                                                                    --                (285,000)

-----------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             179,629                (330,601)
-----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from bank loan                                                             --               1,500,000
   Proceeds from promissory notes                                               1,000,500                      --
   Payments on line of credit, net                                               (623,972)               (887,792)
   Repayment of capital lease obligations                                        (122,017)               (182,714)
   Proceeds from sale of convertible preferred stock, net of issuance costs            --               1,399,500
   Net proceeds from issuance of common stock under stock option plan                  --                  39,832

-----------------------------------------------------------------------------------------------------------------
Net  cash provided by financing activities                                        254,511               1,868,826
-----------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                  (140,115)                     --

Cash and cash equivalents, beginning of period                                    215,777                      --

-----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                       $   75,662              $       --
=================================================================================================================

                                                                   (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

------------------------------------------------------------------------------------------------------
                                                                           Nine months ended
                                                                                July 31,
                                                                     2001                      2000
------------------------------------------------------------------------------------------------------
Changes in assets and liabilities, net of acquisition:
    Increase in receivables                                $     363,252                ($  299,099)
    Decrease in inventory                                      1,162,152                  2,604,644
    Decrease (increase) in prepaid expenses and
       other current assets                                       69,245                    (12,195)
   Decrease in other assets                                       68,323                    122,064
  (Decrease) increase in accounts payable
       and accrued expenses                                       22,477                    630,609
------------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net              $   1,685,449                 $3,046,023
======================================================================================================

------------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
------------------------------------------------------------------------------------------------------

  During the first nine months of fiscal 2001 and 2000, the Company issued 734,988 and 1,202,061 shares of its common stock, respectively, upon conversion of the Company's convertible preferred stock and issued 51,289 and 58,403 shares of common stock, respectively as dividends at the time of conversion.

  During the first half of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future costs of production at that facility.

  In fiscal 2000, the Company issued 1,351,351 shares of its common stock in connection with an acquisition.

  In the frist nine months of fiscal 2000, the Company issued 20,000 shares of its common stock as a fee in connection with the issuance of preferred stock and issued warrants to purchase 200,000 shares of common stock in connection with a loan agreement.

  In the first half of fiscal 2000, the Company issued 15,544 common shares pursuant to employee benefits plans.


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                         ECOGEN INC. AND SUBSIDIARIES

        Notes to Unaudited Consolidated Condensed Financial Statements

                            July 31, 2001 and 2000

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

     The results of operations for the interim period ended July 31, 2001 are not necessarily indicative of the operating results for the full year.

     KPMG LLP, the Company's independent auditors, has not performed a quarterly review of the unaudited consolidated financial statements for the first, second and third quarters of fiscal 2001 due to the Company's inability to pay professional fees.

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

                                                                     (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

(2)  Liquidity
     ---------

     The Company has reported net loses allocable to common stockholders of ($3.3) million and ($6.3) million for the nine-month periods ended July 31, 2001, and 2000, respectively. The loss from inception in 1983 to July 31, 2001 amounted to ($136.4) million. Further, the Company has a working capital deficit, a stockholders' deficit and limited liquid resources. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds. The Company has financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. In addition, the Company has a term loan of $1.5 million and promissory notes aggregating $1.0 million that are due on June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the term loan and the promissory notes may elect to require a prepayment of the balance due on the loan and/or the notes. During the third quarter of fiscal 2001, the Company repaid the remaining balance on its working capital line of credit and such line has been terminated.

     The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position and its capital structure. During fiscal 2001, the Company borrowed $1.0 million pursuant to promissory notes that were due on June 30, 2001 and have been extended to June 23, 2002. The holder of the notes is a corporation controlled by one of the Company's principal stockholders. Further the Company has taken a number of steps, including personnel reductions, to conserve cash until it is it is able to sell assets. The Company needs to obtain proceeds from the sale of assets to provide the necessary cash resources to repay its term loan and promissory notes, its accounts payable and fund operations. Further, the Company may need to continue to obtain short-term financing while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology.

(3)  Inventory
     ---------

     At July 31, 2001, inventory consisted of raw materials of $.2 million, and finished products of $.7 million.

                                                                     (Continued)

                         ECOGEN INC. AND SUBSIDIARIES

(4)  Debt Agreements
     ---------------

     In August 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. During the third quarter of fiscal 2001, the Company repaid the balance due on the working capital line of credit and such line has been terminated.

     On December 24, 1999, the Company obtained a secured loan for $1.5 million with a financial institution that is controlled by a principal stockholder of the Company. The loan required a $.5 million principal payment in June 2000 (which was extended to June 2001) with the balance due in June 2001. Recently, the loan has been extended to June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holder of the term loan may elect to require a prepayment of the balance due under the loan. The loan bears interest at prime plus 2%. The Company's assets collateralize the loan. A corporation controlled by one of the Company's principal stockholders guarantees the loan. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. The value of such warrants of $183,556 was recorded as deferred debt expense and amortized as interest expense over the life of the loan.

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

(6)  Plant and Equipment
     -------------------

     During fiscal 2001, the Company transferred ownership in certain fixed assets to a contract manufacturer of the Company in exchange for $.3 million in credits to be used for future costs of production at that facility. If at the end of two years the Company has not utilized the full amount of the credits for production, the balance due will be paid to the Company in cash. The credits have been recorded as prepaid expenses and other assets.

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

                                                       Nine Months Ended July 31,
                                                         2001             2000
                                                         ----             ----
                                                ($ in thousands except per share data)
                 Total revenues                         $ 2,391          $ 8,953
                 Net loss allocable to
                    common stockholders                  (3,299)          (6,143)
                 Basic and diluted net
                    loss per share                        (0.24)           (0.59)

                         ECOGEN INC. AND SUBSIDIARIES

                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

           Three Months and Nine Months Ended July 31, 2001 and 2000

NINE MONTHS ENDED JULY 31, 2001 AND 2000
----------------------------------------

Revenues
--------

Net product sales were $2.4 million and $5.3 million for the first nine months of fiscal 2001 and 2000, respectively, representing a decrease of 54%. The decrease in product sales was primarily the result of the Company's limited ability to fund production and the purchase of finished goods from Dow AgroSciences LLC. due to the Company's limited liquid resources. Sales of the Company's Bt product line represented 92% of Company's product sales in the first nine months of fiscal 2001. Biofungicide product sales represented 7% of product sales in fiscal 2001. Biofungicide and other product sales were substantially discontinued during the second quarter of fiscal 2001.

Contract research revenues increased $.2 million in the first nine months of fiscal 2001 when compared to the same period in fiscal 2000 due to grants earned in fiscal 2001.

Costs and Expenses
------------------

Cost of products sold decreased 51% in the first nine months of fiscal 2001 compared to the same period in fiscal 2000 primarily due to lower sales. Gross margins on product sales were 8% for fiscal 2001 and 17% in fiscal 2000. The lower gross margins in fiscal 2001 were principally due to unabsorbed overhead due to limited production.

Total operating expenses were $3.0 million in the first nine months of fiscal 2001 compared to $5.6 million in fiscal 2000, a decrease of 46%. Such decrease is due to cost reduction measures implemented by the Company in fiscal 2001 to conserve cash, including personnel reductions. Research and development costs decreased $.8 million or 59% and selling, general and administrative expenses decrease $.1.8 million or 43% in the first nine months of fiscal 2001.

Operating loss was ($2.6) million in the first nine months of fiscal 2001 compared to ($4.8) million in 2000 due principally to lower operating expenses and offset in part by lower gross margins in fiscal 2001.

Other expense, net, decreased $.3 million in the first nine months of fiscal 2001 compared to the same period in fiscal 2000 due primarily to gains on the sale of assets and lower interest expense due to lower interest and other costs associated with the Company's line of credit.

Net Loss
--------

Net loss allocable to common stockholders for the nine months ended July 31, 2001 were ($3.3) million, compared to a net loss allocable to common stockholders of ($6.3) million for the same period in fiscal 2000 substantially as a result of lower expenses. Basic and diluted net loss per share for the nine months ended July 31, 2001 was ($0.24), compared to net loss per share of ($0.55) in fiscal 2000 on weighted average shares outstanding of 14.0 million and 11.5 million in the first nine months of fiscal 2001 and 2000, respectively. Net loss allocable to common stockholders included preferred stock dividends of $.4 million and $.9 million in the first nine months of fiscal 2001 and 2000, respectively, including an assumed incremental yield of $.6 million in fiscal 2000.

THREE MONTHS ENDED JULY 31, 2001 AND 2000
-----------------------------------------

Revenues
--------

During the three months ended July 31, 2001, net product sales decreased $1.0 million or 56% principally due to volume. Sales of the Company's Bt product line represented 96% of the Company's product sales in fiscal 2001. The decrease in Bt product sales was primarily the result of the Company's limited ability to fund production and the purchase of finished goods from Dow AgroSciences LLC. due to the Company's limited liquid resources. Biofungicide and other product sales were substantially discontinued during the second quarter of fiscal 2001.

Contract research revenues increased $50 thousand due to grants earned in the third quarter of fiscal 2001 compared to the same period in fiscal 2000.


Costs and Expenses
------------------

Cost of products sold decreased 56% in the third quarter of fiscal 2001 compared to the same period in fiscal 2000 due primarily to a decrease in product sales. Gross margins on product sales declined from 10% in the third quarter of fiscal 2000 to 9% in fiscal 2001. The lower gross margins on product sales in the third quarter of fiscal 2001 were due principally to unapplied overhead as a result of limited production.

Total operating expenses, consisting of research and development and selling, general and administrative expenses, were $.6 million in the third quarter of fiscal 2001, compared to $1.9 million in the comparable period in fiscal 2000. This 67% decrease was due to cost reduction measures implemented by the Company to conserve cash, including personnel reductions. Research and development costs decreased $.4 million or 85% and selling, general and administrative expenses decreased $.9 million or 62% in the third quarter of fiscal 2001 compared to fiscal 2000.

The operating loss improved from ($1.7) million in the third quarter of fiscal 2000 to ($.5) million in the comparable period in fiscal 2001. The improvement was primarily due to the decrease in operating expenses.

Net Loss
--------

Net loss allocable to common stockholders for the three months ended July 31, 2001 was ($.8) million, compared to a net loss allocable to common stockholders of ($2.3) million for the same period in fiscal 2000. Basic and diluted net loss per share for the three months ended July 31, 2001 was ($0.05), compared to net loss per share of ($0.18) in the comparable period of fiscal 2000 on weighted average shares outstanding of 14.3 million and 12.5 million in the three months ended July 31, 2001 and 2000, respectively. Net loss allocable to common stockholders included preferred stock dividends of $.1 million and $.4 million in the third quarter of fiscal 2001 and 2000, respectively, including an assumed incremental yield of $.3 million in fiscal 2000.

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

Liquidity and Capital Resources
-------------------------------

During the first nine months of fiscal 2001, cash and cash equivalents declined $.1 million. Net cash used for operations was $.6 million of which $.3 million was provided by net borrowings, $.2 million from proceed on the sale of assets and $.1 million from the decrease in cash balances since October 31,2000. During the first nine months of fiscal 2001, the Company borrowed $1.0 million pursuant to promissory notes and made principal payments on debt of approximately $.7 million.

At July 31, 2001, the Company had limited liquid resources. At July 31, 2001, current liabilities were $7.7 million and current assets were $1.7 million resulting in a working capital deficit of $6.0 million. Current liabilities increased $.8 million from October 31,2000 due primarily to net borrowings and the Company's inability to make timely payments during fiscal 2001. At July 31, 2001, the Company had $3.2 million in accounts payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue aggregating $.2 million. Included in current liabilities at July 31, 2001 are net borrowings under debt facilities of $2.6 million.

During fiscal 2000, the Company obtained a $1.5 million variable rate secured term loan with the Berkshire Bank, a financial institution controlled by a principal stockholder of United Equities (Commodities) Corporation, one of the Company's principal stockholders. The maturity date of the Term Loan has been extended to June 23, 2002 for all principal, interest and penalty payments. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holder of the term loan may elect to require a prepayment of the balance due on the loan. Further, during fiscal 2001, a corporation controlled by the principal stockholder loaned the Company $1.0 million pursuant to promissory notes ("the Notes") which were due on June 30,2001 and bears interest at 12%. The due date for the notes has been extended until June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the promissory notes may elect to require a prepayment of the balance due on the notes.

On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock. Under Delaware Law, the Company is precluded from paying cash dividends due to its deficit in stockholders' equity and therefore is in default of its preferred stock

To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company has secured borrowings under a term loan and notes that are due on June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the term loan and the promissory notes may elect to require a prepayment of the balance due on the loan and/or the notes. During the third quarter of fiscal 2001, the Company repaid the amounts due under its working capital line of credit and such line has been terminated.

The Company continues to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain assets to improve its working capital position. The Company has recently taken a number of steps to conserve cash, including additional personnel reductions until it is able to sell assets. The Company needs to sell assets to provide the necessary cash resources to repay the outstanding balances under the Term Loan, the Notes, its accounts payable and fund operations. Further the Company may need to continue to obtain short-term funding while it negotiates its strategic transactions. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology. The report of our independent auditors on the Company's consolidated financial statements for the year ended October 31, 2000 included an explanatory paragraph which stated that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations (FAS 141) and Statement No. 142, Accounting for Goodwill and Intangible Assets (FAS 142). FAS 141 and 142 change the method of accounting for mergers and acquisitions. Under FAS 141 pooling-of-interest accounting may no longer be used. Under FAS 142 purchased goodwill will be subject to impairment reviews rather then amortizing goodwill over a specific period. The effective date for FAS 141 is for transactions entered into after June 30, 2001. FAS 142 will be effective for fiscal years beginning after December 31, 2001. Earlier application is permitted, however FAS 142 must be adopted at the beginning of a fiscal year. Adoption of FAS 142 is not expected to have a material impact on the Company's consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 6  Exhibits and reports in Form 8-K

(a) Exhibits

Exhibit No.          Description
------------         -----------

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

10.154 Stockholders Agreement between Ecogen Inc. and Mycogen Corporation dated February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.156 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31,2000) *

10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.158
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this Report.

10.159 International, S.A. dated February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.160 Warrant Agreement between Ecogen Inc. and Aspen International, Ltd. dated February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.161 Warrant Agreement between Ecogen Inc. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.162 Form of Demand Promissory Note to Momar Corporation (Form 10-K for the fiscal year ended October 31, 2000)*


(b)  Current Reports on Form 8-K

         None

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this Report.

Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  September 14, 2001


                               ECOGEN INC.



                               By: /s/ James P. Reilly, Jr
                                   -----------------------------------
                                   James P. Reilly, Jr.
                                   Chairman, Chief Executive
                                   Officer and Acting Chief Financial Officer