Form 10-Q/A
period 2001-04-30
ECOGEN INC
filed 2002-05-21
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-Q/A
                                 Amendment No. 2

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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ____.
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

                                   ECOGEN INC.
                                   -----------

                                      INDEX

                                                                                        Page
                                                                                        ----
PART I - FINANCIAL INFORMATION

  Item 1     - Financial Statements:


     Unaudited Consolidated Condensed Balance Sheets as of
         April 30, 2001 and October 31, 2000 ......................................       1

     Unaudited Consolidated Condensed Statements of Operations
         for the three and six months ended April 30, 2001 and 2000 ...............       2

     Unaudited Consolidated Condensed Statement of Stockholders' Equity
         for the six months ended April 30, 2001 ..................................       3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the six months ended April 30, 2001 and 2000 .........................       4

     Notes to Unaudited Consolidated Condensed Financial
         Statements ...............................................................       6



  Item 2     - Management's Discussion and Analysis of Results
                 of Operations and Financial Condition ............................      10



PART II - OTHER INFORMATION

  Item 6(a)  - Exhibits ...........................................................      14

                          ECOGEN INC. AND SUBSIDIARIES

                       UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

----------------------------------------------------------------------------------------------
Assets
                                                              April 30,           October 31,
                                                                2001                  2000
----------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                               $        8,203       $      215,777
   Trade receivables, net                                         678,361              616,741
   Inventory, net                                               1,073,537            2,051,184
   Prepaid expenses and other current assets                      434,882              284,673
----------------------------------------------------------------------------------------------
      Total current assets                                      2,194,983            3,168,375
----------------------------------------------------------------------------------------------

Plant and equipment, net                                          181,968              677,831
Other assets, net                                               2,366,522            2,653,571
----------------------------------------------------------------------------------------------
                                                           $    4,743,473       $    6,499,777
==============================================================================================

Liabilities and Stockholders' Deficit

----------------------------------------------------------------------------------------------

Current liabilities:
   Debt due within one year                                     2,688,103            2,123,972
   Accounts payable and accrued expenses                        4,979,463            4,834,499
----------------------------------------------------------------------------------------------
        Total current liabilities                               7,667,566            6,958,471
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
Long-term debt                                                          -                9,306
----------------------------------------------------------------------------------------------
Long-term deferred revenue                                      1,696,928            1,612,928
----------------------------------------------------------------------------------------------
Minority interest                                               1,533,854            1,533,854
----------------------------------------------------------------------------------------------

Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized
         7,500,000 shares:
       Series 2000 A convertible preferred stock                       66                   76
       Series 1998 C convertible preferred stock                      324                  324
   Common stock, par value $.01 per share                         142,788              134,925
   Additional paid-in capital                                 129,317,804          129,319,027
   Accumulated deficit                                       (135,615,857)        (133,069,134)
----------------------------------------------------------------------------------------------
        Total  stockholders' deficit                           (6,154,875)          (3,614,782)
----------------------------------------------------------------------------------------------
                                                           $    4,743,473       $    6,499,777
==============================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended                 Six Months ended
                                                                    April 30,                         April 30,
                                                             2001              2000            2001               2000
---------------------------------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net                                       $    805,357      $  2,376,124    $  1,597,850      $  3,475,624
  Contract research                                             172,813                 -         172,813                 -
---------------------------------------------------------------------------------------------------------------------------
    Total revenues                                              978,170         2,376,124       1,770,663         3,475,624
---------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                         801,166         1,991,860       1,487,439         2,898,390
  Research and development:                                     189,915           462,486         482,097           904,390
  Selling, general and administrative                         1,091,506         1,632,593       1,919,437         2,842,630
---------------------------------------------------------------------------------------------------------------------------
    Total costs and expenses                                  2,082,587         4,086,939       3,888,973         6,645,410
---------------------------------------------------------------------------------------------------------------------------
Operating loss                                               (1,104,417)       (1,710,815)     (2,118,310)       (3,169,786)
---------------------------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                                      (199,135)         (226,750)       (321,775)         (372,997)
    Other income                                                124,095                 -         155,567            54,351
---------------------------------------------------------------------------------------------------------------------------
    Total other expense, net                                    (75,040)         (226,750)       (166,208)         (318,646)
---------------------------------------------------------------------------------------------------------------------------

Net loss                                                     (1,179,457)       (1,937,565)     (2,284,518)       (3,488,432)

Dividends on preferred stock including assumed
     incremental yield of $63,219 in 2000                       127,544           354,847         262,205           510,034
---------------------------------------------------------------------------------------------------------------------------

Net loss allocable to common stockholders                   ($1,307,001)      ($2,292,412)    ($2,546,723)      ($3,998,466)
===========================================================================================================================

Basic and diluted net loss per common share                      ($0.09)           ($0.19)         ($0.18)           ($0.36)
===========================================================================================================================

Weighted average number of common
     shares outstanding                                      14,198,900        12,014,000      13,839,800        11,024,000
===========================================================================================================================

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

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
                         Six months ended April 30, 2001

------------------------------------------------------------------------------------------------------------------------------------

                                                                Convertible               Additional
                                                                 Preferred     Common      Paid-in       Accumulated
                                                                   Stock        Stock      Capital         Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------
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
===================================================================================================================================


      See Accompanying Notes To Unaudited Consolidated Condensed Financial
                                  Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------

                                                                                           Six months ended
                                                                                               April 30,
                                                                                     2001                    2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                      ($2,284,518)            ($3,488,432)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization expense                                       341,146                 348,249
         Gain on sale of assets                                                     (139,740)                      -
         Noncash interest and other expense                                          267,054                 171,327
         Changes in assets and liabilities                                         1,010,620                 909,380

--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                               (805,438)             (2,059,476)
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                                                      169,365                       -
   Purchase of plant and equipment                                                         -                 (44,978)
   Acquisition, net                                                                        -                (285,000)

--------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                169,365                (329,978)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from bank loan                                                                 -               1,500,000
   Proceeds from promissory notes                                                  1,000,500                       -
   Payments on line of credit, net                                                  (436,370)               (397,640)
   Repayment of capital lease obligations                                           (135,631)               (145,570)
   Proceeds from sale of convertible preferred stock, net of issuance costs                -               1,399,500
   Net proceeds from issuance of common stock under stock option plan                      -                  39,832

--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                            428,499               2,396,122
--------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                     (207,574)                  6,668

Cash and cash equivalents, beginning of period                                       215,777                       -

--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                        $      8,203         $         6,668
====================================================================================================================

                                                                  (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

---------------------------------------------------------------------------------------
                                                                  Six months ended
                                                                      April 30,
                                                                2001            2000
---------------------------------------------------------------------------------------
Changes in assets and liabilities, net of acquisition:
   Increase in receivables                                    ($61,620)      ($701,772)
   Decrease in inventory                                       977,647       1,292,447
   Decrease (increase) in prepaid expenses and
       other current assets                                     99,791         (71,418)
   Decrease in other assets                                     46,828         120,121
   (Decrease) increase in accounts payable
       and accrued expenses                                    (52,026)        270,002

--------------------------------------------------------------------------------------
       Changes in assets and liabilities, net               $1,010,620      $  909,380
======================================================================================

--------------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------------

     During the first six months of fiscal 2001 and 2000, the Company issued 734,988 and 984,732 shares of its common stock, respectively, upon conversion of the Company's convertible preferred stock and issued 51,289 and 52,356 shares of common stock, respectively as dividends at the time of conversion.

     During the first half of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future costs of production at that facility.

     In fiscal 2000, the Company issued 1,351,351 shares of its common stock in connection with an acquisition.

     In the first six months of fiscal 2000, the Company issued 20,000 shares of its common stock as a fee in connection with the issuance of preferred stock and issued warrants to purchase 200,000 shares of common stock in connection with a loan agreemen. In the first half of fiscal 2000, the Company issued 15,544 common shares pursuant to employee benefits plans.


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

THREE MONTHS ENDED APRIL 30, 2001 AND 2000
------------------------------------------

Revenues
--------

During the three months ended April 30, 2001, net product sales decreased $1.6 million or 66% principally due to volume. Sales of the Company's Bt product line, representing 96% of the Company's product sales, decreased 62% in fiscal 2001. The decrease in Bt product sales was primarily the result of the Company's limited ability to fund production and the purchase of finished goods from Dow AgroSciences LLC. due to the Company's limited liquid resources. Biofungicide and other product sales have been substantially discontinued during the second quarter of fiscal 2001.

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

Date: May 21, 2002


                                     ECOGEN INC.



                                     By: /s/ James P. Reilly, Jr
                                         -----------------------------------
                                         James P. Reilly, Jr.
                                         Chairman, Chief Executive
                                         Officer and Acting Chief Financial and
                                         Accounting Officer