Form 10-Q/A
period 2001-07-31
ECOGEN INC
filed 2002-05-21
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   Form 10-Q/A
                                 Amendment No.1

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

                                   ECOGEN INC.
                                   -----------

                                      INDEX

                                                                                      Page
                                                                                      ----
PART I - FINANCIAL INFORMATION

  Item 1        - Financial Statements:


     Unaudited Consolidated Condensed Balance Sheets as of
         July 31, 2001 and October 31, 2000 ........................................     1

     Unaudited Consolidated Condensed Statements of Operations
         for the three and nine months ended July 31, 2001 and 2000 ................     2

     Unaudited Consolidated Condensed Statement of Stockholders' Equity
         for the nine months ended July 31, 2001 ...................................     3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the nine months ended July 31, 2001 and 2000 ..........................     4

     Notes to Unaudited Consolidated Condensed Financial
         Statements ................................................................     6



  Item 2        - Management's Discussion and Analysis of Results
                    of Operations and Financial Condition ..........................    10



PART II - OTHER INFORMATION

  Item 6(a)     - Exhibits .........................................................    15

                          ECOGEN INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------

Assets

                                                                                July 31,              October 31,
                                                                                  2001                    2000
-----------------------------------------------------------------------------------------------------------------
Current Assets:
  Cash and cash equivalents                                               $      75,662            $     215,777
  Trade receivables, net                                                        253,489                  616,741
  Inventory, net                                                                889,032                2,051,184
  Prepaid expenses and other current assets                                     465,428                  284,673
-----------------------------------------------------------------------------------------------------------------
     Total current assets                                                     1,683,611                3,168,375
-----------------------------------------------------------------------------------------------------------------

Plant and equipment, net                                                        129,846                  677,831
Other assets, net                                                             2,296,492                2,653,571
-----------------------------------------------------------------------------------------------------------------
                                                                          $   4,109,949            $   6,499,777
=================================================================================================================

Liabilities and Stockholders' Deficit

-----------------------------------------------------------------------------------------------------------------

Current liabilities:
  Debt due within one year                                                    2,574,777                2,123,972
  Accounts payable and accrued expenses                                       5,170,497                4,834,499
-----------------------------------------------------------------------------------------------------------------
     Total current liabilities                                                7,745,274                6,958,471
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Long-term debt                                                                        -                    9,306
-----------------------------------------------------------------------------------------------------------------
Long-term deferred revenue                                                    1,738,928                1,612,928
-----------------------------------------------------------------------------------------------------------------
Minority interest                                                             1,533,854                1,533,854
-----------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
  Preferred stock, par value $.01 per share; authorized
    7,500,000 shares:
    Series 2000 A convertible preferred stock                                        66                       76
    Series 1998 C convertible preferred stock                                       324                      324
  Common stock, par value $.01 per share                                        142,788                  134,925
  Additional  paid-in capital                                               129,317,804              129,319,027
  Accumulated  deficit                                                     (136,369,089)            (133,069,134)
-----------------------------------------------------------------------------------------------------------------
     Total stockholders' deficit                                             (6,908,107)              (3,614,782)
-----------------------------------------------------------------------------------------------------------------
                                                                          $   4,109,949            $   6,499,777
=================================================================================================================


See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended                    Nine Months Ended
                                                                          July 31,                             July 31,
                                                                 2001                 2000            2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net                                         $   792,844        $   1,808,157   $   2,390,694        $   5,283,781
  Contract research                                               50,000                    -         222,813               50,000
-----------------------------------------------------------------------------------------------------------------------------------
    Total revenues                                               842,844            1,808,157       2,613,507            5,333,781
-----------------------------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                          723,408            1,625,073       2,210,847            4,523,463
  Research and development:                                       62,626              417,510         544,723            1,321,900
  Selling, general and administrative                            546,012            1,454,286       2,465,449            4,296,916
-----------------------------------------------------------------------------------------------------------------------------------
     Total costs and expenses                                  1,332,046            3,496,869       5,221,019           10,142,279
-----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                  (489,202)          (1,688,712)     (2,607,512)          (4,808,498)
-----------------------------------------------------------------------------------------------------------------------------------

Other income (expense):
  Interest expense, net                                        (139,509)            (227,092)       (461,284)            (639,164)
  Other income                                                   10,264                    -         165,831               43,427
-----------------------------------------------------------------------------------------------------------------------------------
  Total other expense, net                                     (129,245)            (227,092)       (295,453)            (595,737)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                       (618,447)          (1,915,804)     (2,902,965)          (5,404,235)

Dividends on preferred stock including assumed
  incremental yield of $267,148 and $611,622
  in the three months and nine months of fiscal
  2000, respectively                                            134,785              381,400         396,990              891,434
-----------------------------------------------------------------------------------------------------------------------------------

Net loss allocable to common stockholders                     ($753,232)         ($2,297,204)    ($3,299,955)         ($6,295,669)
===================================================================================================================================

Basic and diluted net loss per common share                      ($0.05)              ($0.18)         ($0.24)              ($0.55)
===================================================================================================================================

Weighted average number of common
  shares outstanding                                         14,279,800           12,466,000      13,986,000           11,508,000
===================================================================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDER'S EQUITY
                        Nine months ended July 31, 2001

------------------------------------------------------------------------------------------------------------------------------------

                                                            Convertible                 Additional
                                                             Preferred    Common         Paid-in        Accumulated
                                                               Stock       Stock         Capital          Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 2000                                       $400       $134,925     $129,319,027   ($133,069,134)    ($3,614,782)

Dividends on preferred stock                                      -            513            6,117        (396,990)       (390,360)

Conversion of 950 shares of Series 1999 A convertible
  preferred stock to 734,988 shares of common stock             (10)         7,350           (7,340)              -               -

Net loss                                                          -              -                -      (2,902,965)     (2,902,965)

------------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2001                                          $390       $142,788     $129,317,804   ($136,369,089)    ($6,908,107)
====================================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------------------------------------

                                                                                                   Nine months ended
                                                                                                         July 31,
                                                                                            2001                      2000
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                                              ($2,902,965)              ($5,404,235)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization expense                                                 437,831                   551,917
      Gain on sale of assets                                                               (150,004)                        -
      Noncash interest and other expense                                                    355,434                   268,070
      Changes in assets and liabilities                                                   1,685,449                 3,046,023

------------------------------------------------------------------------------------------------------------------------------
  Net cash used in operating activities                                                    (574,255)               (1,538,225)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Proceeds from sale of assets                                                              179,629                         -
  Purchase  of  plant and  equipment                                                              -                   (45,601)
  Acquisition, net                                                                                -                  (285,000)

------------------------------------------------------------------------------------------------------------------------------
Net  cash used in investing activities                                                      179,629                  (330,601)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from bank loan                                                                         -                 1,500,000
  Proceeds from promissory notes                                                          1,000,500                         -
  Payments on line of credit, net                                                          (623,972)                 (887,792)
  Repayment of capital lease obligations                                                   (122,017)                 (182,714)
  Proceeds from sale of convertible preferred stock, net of issuance costs                        -                 1,399,500
  Net proceeds from issuance of common stock under stock option plan                              -                    39,832

------------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                   254,511                 1,868,826
------------------------------------------------------------------------------------------------------------------------------

Net (decrease) increase in cash                                                            (140,115)                        -

Cash and cash equivalents, beginning of period                                              215,777                         -

------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of  period                                              $     75,662              $          -
==============================================================================================================================

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Nine months ended
                                                                                                     July 31,
                                                                                           2001                      2000
-----------------------------------------------------------------------------------------------------------------------------
Changes in assets and liabilities, net of acquisition:
  Increase in receivables                                                                $  363,252                ($299,099)
  Decrease in inventory                                                                   1,162,152                2,604,644
  Decrease (increase) in prepaid expenses and
    other current assets                                                                     69,245                  (12,195)
  Decrease in other assets                                                                   68,323                  122,064
  (Decrease) increase in accounts payable
    and accrued expenses                                                                     22,477                  630,609

-----------------------------------------------------------------------------------------------------------------------------
    Changes in assets and liabilities, net                                               $1,685,449               $3,046,023
=============================================================================================================================

--------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------

     During the first nine months of fiscal 2001 and 2000, the Company issued 734,988 and 1,202,061 shares of its common stock, respectively, upon conversion of the Company's convertible preferred stock and issued 51,289 and 58,403shares of common stock, respectively as dividends at the time of conversion.

     During the first half of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future cost of production at that facility.

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

     The Company's continued operations will depend on its ability to raise additional funds. The Company has financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. In addition, the Company has a term loan of $1.5 million and promissory notes aggregating $1.0 million that are due on June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the term loan and the promissory notes may elect to require a prepayment of the balance due on the loan and/or the notes. During the third quarter the Company repaid the remaining balance on its working capital line of credit and such line has been terminated.

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

Contract research revenues increased $.2 million in the first nine months of fiscal 2001 when compared to the same period in fiscal 2000 due to grant revenue earned in fiscal 2001.

Costs and Expenses
------------------

Cost of products sold decreased 51% in the first nine months of fiscal 2001 compared to the same period in fiscal 2000 primarily due to lower sales. Gross margins on product sales were 8% for fiscal 2001 and 17% in fiscal 2000. The lower gross margins in fiscal 2001 were principally due to unabsorbed overhead due to limited production.

Total operating expenses were $3.0 million in the first nine months of fiscal 2001 compared to $5.6 million in fiscal 2000, a decrease of 46%. Such decrease was due to cost reduction measures implemented by the Company in fiscal 2001 to conserve cash, including personnel reductions. Research and development costs decreased $.8 million or 59% and selling, general and administrative expenses decrease $.1.8 million or 43% in the first nine months of fiscal 2001.

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

Contract research revenues increased $50 thousand due to grant revenue earned in the third quarter of fiscal 2001 compared to the same period in fiscal 2000.

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

At July 31, 2001, the Company had limited liquid resources. At July 31, 2001, current liabilities were $7.7 million and current assets were $1.7 million resulting in a working capital deficit of $6.0 million. Current liabilities increased $.8 million from October 31, 2000 due primarily to net borrowings and the Company's inability to make timely payments during fiscal 2001. At July 31, 2001, the Company had $3.2 million in accounts payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue aggregating $.2 million. Included in current liabilities at July 31, 2001 are net borrowings under debt facilities of $2.6 million.

During fiscal 2000, the Company obtained a $1.5 million variable rate secured term loan with the Berkshire Bank, a financial institution controlled by a principal stockholder of United Equities (Commodities) Corporation, one of the Company's principal stockholders. The maturity date of the Term Loan has been extended to June 23, 2002 for all principal, interest and penalty payments. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holder of the term loan may elect to require a prepayment of the balance due on the loan. Further, during fiscal 2001, a corporation controlled by the principal stockholder loaned the Company $1.0 million pursuant to promissory notes ("the Notes") which were due on June 30, 2001 and bear interest at 12%. The due date for the notes has been extended until June 23, 2002. However, in the event that the Company receives net proceeds in excess of $50 thousand from non-operating activity prior to June 23, 2002, the holders of the promissory notes may elect to require a prepayment of the balance due on the notes.

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