Form 10-K
period 2001-10-31
ECOGEN INC
filed 2002-05-21
CIK 814050

      As filed with the Securities and Exchange Commission on May 21, 2002.
--------------------------------------------------------------------------------

                  SECURITIES AND EXCHANGE COMMISSION                   CONFORMED
                        WASHINGTON, D.C. 20549

                                    FORM 10-K
                                    ---------
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED OCTOBER 31, 2001

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

                          COMMON STOCK, $.01 PAR VALUE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
             [_]     YES                        [X]    NO

THE APPROXIMATE AGGREGATE MARKET VALUE OF VOTING STOCK HELD BY NON-AFFILIATES OF
              THE REGISTRANT IS $630,000 AS OF March 19, 2002. (A)

                                   41,423,315

       (NUMBER OF SHARES OF COMMON STOCK OUTSTANDING AS OF March 19, 2002)

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

                                      NONE

(A) Excludes 25,674,567 shares of common stock held of record by directors, officers and stockholders known to the registrant to hold more than five percent of the common stock outstanding as of March 19, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

Introduction
------------

         Ecogen Inc. ("Ecogen" or the "Company"), a Delaware corporation incorporated in 1983, is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. Ecogen's product revenues are generated substantially by sales of biological insecticides derived from the bacterial microorganism Bacillus thuringiensis ("Bt") and biological fungicide products for the control of powdery mildew and post-harvest rot disease. During the second half of fiscal 2000, the Company discontinued the sale of all biofungicide products. In addition, Ecogen has technology associated with insecticidal nematode-based products for the control of insect pests in certain niche markets but has discontinued research in this area. The Company is attempting to sell the its technology associated with these product lines.

         The Company's fiscal year begins on November 1 and ends on October 31. Unless the context otherwise requires, all references in this document to a particular year shall mean the Company's fiscal year.

         Since its inception, the Company has not generated positive cash flow from operations. At October 31, 2001, the Company had limited liquid assets. Its term loan, with a balance of $1,500,000 ("Term Loan"), and its promissory notes ("Notes"), with a balance of $1,000,000, are due on June 23, 2002. Subsequent to October 31, 2001, the Company borrowed an additional $405,000 under the Notes. The holders of the Term Loan and Notes are affiliated with the Company's majority stockholder.

         On May 6, 2002, the Company signed an Asset Purchase Agreement
("The Asset Purchase Agreement") with Certis USA, LLC ("Certis"), an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax, Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants as described under Bt technology in this Form 10K. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive net cash proceeds of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove liens on such assets and approximately $100,000 in accounts payable and accrued expenses. The balances due under the Term Loan and the Notes, including accrued interest were $3,260,000 as of May 16, 2002.

         After the payment of the Company's liabilities as described above, the net proceeds from the sale of approximately $655,000 will not be sufficient for the Company to repay its remaining obligations. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The Company has implemented cost saving measures including significant personnel reductions and related costs and curtailment of manufacturing. The lower expense level has allowed the Company to continue to operate with limited resources while it is pursuing its strategic initiatives. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under its accounts payable and fund operations. If the Company is not successful in selling other assets or obtaining financing, the Company will be unable to continue as a going concern. At the present time, the Company is not pursuing any long term financing. Further if the Company is unable to continue to obtain short term funding while negotiating any strategic transaction, the Company may be unable to continue as a going concern.

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

         Ecogen has developed, through genetic modification techniques, novel Bt bioinsecticide products that have higher levels of effectiveness and that can act against a broader array of significant insect pests than Bt products previously in use. Ecogen has developed and characterized approximately 10,000 Bt strains and maintains one of the world's largest collections of Bt strains. The Company uses strains from this collection to screen and test for insecticidal activities. The characterization of the diversity of Bt insecticidal proteins found in Ecogen's strain collection, coupled with the ability to transfer or cure plasmids that contain the genetic code for those proteins, was the basis for Ecogen's early-stage development of new Bt bioinsecticides. Potent insecticidal crystal proteins produced by new Bt strains containing novel and desirable combinations, which are obtained by plasmid curing and conjugal transfer techniques, have been the active ingredients in Ecogen's Bt bioinsecticides. Pursuant to the Asset Purchase Agreement, Certis will acquire the Company's Bt technology including the strain library for use in the development of sprayable biopesticides.

         These natural genetic approaches to Bt bioinsecticide development can be applied, however, only to those plasmids that can be transferred or cured. Certain insecticidal proteins are encoded by plasmids that are not transferable, and some plasmid combinations are unstable or yield undesired insecticidal activities. Under these circumstances, the development of genetically manipulated strains of Bt having novel activities against specific insects is greatly facilitated by the application of recombinant DNA technology. Ecogen has developed a proprietary Bt-based cloning vector system, its SSR System(TM), that utilizes recombinant DNA technology to develop new Bt strains having either increased potency or activity on a broader array of insect species through protein engineering. Ecogen believes that the use of Bt (as opposed to other microorganisms) as the host microorganism in which new Bt insecticidal gene combinations are constructed facilitates regulatory review in obtaining field trial permission and subsequent registrations for recombinant-derived products. For example, Ecogen has received a generic approval from the U.S. EPA to field test recombinant Bt insecticides using this approach. The Company has received U.S. EPA approval to commercialize CRYMAX(R) Bioinsecticide and Lepinox(R) Bioinsecticide, each of which is a recombinant Bt product based on a Bt strain into which protein genes from different Bt strains were combined. Ecogen's genetically enhanced bioinsecticides contain multiple insecticidal genes and have complex modes of action and therefore, Ecogen believes that pest populations will have difficulty developing resistance to them. Pursuant to the Asset Purchase Agreement, Ecogen's bioinsecticide products will be sold to Certis.

         In February 2000, the Company completed its acquisition of certain assets of the sprayable Bt biopesticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLC. ("Dow") The transaction included the purchase of Mycogen's Bt bioinsecticides, trademarks, product inventories and a license to certain proprietary genes and strains for use in sprayable bioinsecticides. The Company issued 1,351,000 shares of common stock valued at $3,041,000 upon the closing of the transaction. Prior to the closing, the Company acquired $391,000 of Mycogen's inventory of sprayable Bt products under a distribution agreement beginning January 1, 2000. Principal CellCap products acquired include: MVP for control of lepidopteran pests in vines and vegetables, MVPII for control of lepidopteran pests in trees, nuts, vines and row crops and Mattch for control of lepidopteran pests in vegetables. In connection with the acquisition of certain assets from Mycogen, the Company entered into a five-year purchase and supply agreement ("Supply Agreement") with Dow. At October 31, 2001, the Company owed Dow $600,000 for purchases of inventory under the Supply Agreement that was past due under the agreement. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. As a result, the Company has recorded an impairment reserve for $1,393,000, the net book value of its intangible assets associated with the Mycogen acquisition.

         In January 1996, Ecogen and Monsanto Company ("Monsanto") undertook a joint research and development program for the purpose of identifying, enhancing and testing Bt technology for use by Monsanto in transgenic plants. This joint Research and Development Program, which ended in January 1999, has resulted in a number of new Bt genes that are now being considered by Monsanto for incorporation into Monsanto's future transgenic plant products. Monsanto has utilized Ecogen's (1) Cry3Bb Bt toxin gene as the active ingredient for corn rootworm control in Monsanto's Bt corn that was filed for registration with the U.S. EPA in 1999, and (2) Cry2Ab Bt toxin gene as an active ingredient for Monsanto's new insect resistant cotton that was filed with the US EPA in 2000. Ecogen will receive commercialization success fees from any Monsanto products incorporating technology developed under this program. However there are no assurances that Monsanto will be successful in commercializing any of Ecogen technologies.

     Biofungicide Technologies

         The Company has decided to discontinue its efforts in the area of biofungicide technology and is pursuing the sale of all or a part of this business. In connection therewith, the Company wrote off biofungicide inventory at October 31, 2000, aggregating $391,000, which was the only significant asset associated with this technology. The following is a summary of biofungicide technology.

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

          Several non-antibiotic producing strains of yeast have been found to control a number of post-harvest rot pathogens of citrus, pome fruits, grapes and other fruits and vegetables. The Company has incorporated one of these strains, Candida oleophila isolate I-182, into its Aspire(R) Biofungicide. Aspire, which may be applied by processors and packers in a manner consistent with the method of application of standard chemicals, provides control of post-harvest rot pathogens. The Company has another selective fungal antagonist for control of pathogens that cause post-harvest decay.

Insecticidal Nematodes

          The following is a summary of the Company's insecticidal nematode technology, which is to be sold to Certis pursuant to the Asset Purchase Agreement.

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

          Nematode product development is dependent on the implementation of production technology developed at a pilot scale, particularly to obtain higher yields at larger commercial scale production and to reduce the costs of production. In addition, current shelf life of the Company's insecticidal nematode products is insufficient for widespread commercialization. Further development efforts are needed to explore methods of formulating and preserving the nematodes to further increase shelf life while maintaining the nematodes' insecticidal capabilities, including the development of formulations that would be stable at various temperatures.

                                    Glossary

          The following glossary of terms may be helpful in understanding the technology described in this document.

Ampelomyces quisqualis       A parasitic fungus with a host range that includes
                             numerous powdery mildew species.

Bacillus thuringiensis       Spore-forming bacteria that produces insecticidal
                             crystal proteins during sporulation. Many different varieties of Btexist in nature producing crystal proteins with a wide rangeof insecticidal activity.

Conjugal transfer            Natural genetic transfer system operating in
                             bacteria that involves the exchange of plasmid DNA.

Gene Smallest unit of inheritance occupying a specific site on a DNA molecule (chromosome).

Hyperparasite                A parasite of a parasitic organism, e.g., a fungus
                             that lives off of a plant parasitic fungus.

Insecticidal crystal protein Proteins produced by sporulating Bt bacteria that form crystalline inclusions within the cell.

Insecticidal nematodes       Microscopic round worms that penetrate, infect and
                             kill insect pests.

Plasmid Small, usually circular, DNA molecule that is separate from the bacterial chromosome and is not absolutely required for cell viability.

Protein                      Molecules composed of chains of amino acids.
                             Examples of proteins are enzymes, hormones, and antibodies.

Protein engineering          Technology of altering specific properties of
                             protein by introducing structural changes in the protein molecule. Changes are introduced by making changes in the DNA encoding the protein using recombinant DNA technology.

Recombinant DNA              May also be referred to as genetic engineering and
                             involves the in vitro cutting and splicing of DNA molecules. DNA encoding the desired trait is joined to a DNA molecule that is subsequently introduced into the host organism.

SSR System                   Ecogen's proprietary site-specific recombination
                             system for the construction of recombinant Bt strains lacking foreign DNA.

Transconjugant               Bacterial cell that is produced as a result of the
                             conjugation process.

Vector A genetic construct that can transfer genetic material from one host to another.

Ecogen Technologies I Incorporated
----------------------------------

          The Company maintains over a 70% ownership interest in Ecogen Technologies I Incorporated ("ETech"). ETech was formed to initiate or accelerate research and development of certain products using technology exclusively licensed or sublicensed by Ecogen to ETech. The licensed rights include the right to develop and commercialize sprayable biopesticide products based on technology for: (i) the control of powdery mildew disease (AQ10 Biofungicide); (ii) the control of post-harvest rot disease on agricultural crops (Aspire Biofungicide); (iii) the control of the European corn borer insect, which affects corn production (Condor(R) G Bioinsecticide); (iv) the control of black vine weevil, citrus weevil, wireworm and black cutworm utilizing insecticidal nematodes; (v) the control of corn rootworm; and (vi) the control of certain insects which cause damage to turf. Ecogen has agreed to commercialize and market products on behalf of ETech pursuant to various Marketing Agreements that provide for Ecogen to receive a fee from ETech based on product sales for Ecogen's commercialization and marketing activities. Ecogen has marketed AQ10 and Aspire under such agreements. Insecticidal nematodes are still in the development stage. The other ETech projects have been terminated. In connection with the Asset Purchase Agreement wth Certis, the Company will sell insecticidal nematode technology and certain Bt technology of Etech for net proceeds of $550,000.

Products
--------

The following are Ecogen's current principal products:


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

          Mattch Bioinsecticide - Mattch Bioinsecticide is a U.S. EPA registered product that utilizes the CellCap production system to combine two distinctly different Bt insecticidal proteins in a liquid formulation. Mattch is marketed in the U.S. for control of caterpillar pests on vegetables.

          AQ10 Biofungicide - AQ10 Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from powdery mildew. AQ10 was marketed by Ecogen in California and other areas of the western United States for control of powdery mildew on grapes and vegetables. AQ10 also is registered in Italy for use on grapes. Ecogen has discontinued marketing AQ10.

          Aspire Biofungicide - Aspire Biofungicide is the first biofungicide registered by the U.S. EPA to protect crops from post-harvest rot pathogens. Aspire is labeled for use by fruit packinghouses in the United States. Ecogen has discontinued marketing Aspire.

The following are the principal products to be sold to Certis pursuant to the Asset Purchase Agreement:


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

          Condor Bioinsecticide - Condor Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests in cotton, soybean, corn and other row crops, tree and nut crops, and forestry applications.

          Cutlass Bioinsecticide - Cutlass Bioinsecticide is a U.S. EPA registered genetically enhanced Bt product developed by Ecogen for the control of caterpillar pests that damage vegetable, tree, nut and vine crops. Cutlass is sold primarily in international markets.

          During fiscal 2001, the foregoing products represented approximately 94% of Ecogen's net product sales. Net product sales represented approximately 93% of the Company's total revenues in fiscal 2001. Bt products and biofungicide products represented approximately 93% and 6%, respectively, of Ecogen's total net product sales in fiscal 2001.

Marketing
---------

          Agricultural pesticides and related products are sold in the United States primarily through traditional agricultural chemical distribution channels consisting of large wholesale distributors and dealers that serve extensive farm areas. Ecogen makes use of these traditional channels for the domestic distribution of its current products. To coordinate these distribution activities and generate grower interest in its products, the Company employed a marketing staff including domestic sales representatives who were located in key agricultural chemical distribution locations, primarily in the southern and western areas of the United States. As of January 31, 2002, the Company has no marketing staff.

          Ecogen's domestic product sales for fiscal 2001, 2000, and 1999 totaled $1.3 million, $4.3 million, and $4.5 million, respectively.

          For international distribution of its products, Ecogen has entered into several collaborations with companies that have a significant presence in the markets covered by their respective agreements. In 1991, the Company and Hoechst Schering AgrEvo, S.A. ("AgrEvo") entered into a distribution and product supply agreement that grants to AgrEvo exclusive distribution rights to certain of the Company's Bt products in Europe (except Germany and in Spain, Portugal and Italy, where rights are co-exclusive), Africa, the People's Republic of China, Australia, the Middle East and Latin America (except Mexico). In addition to its agreement with AgrEvo, Ecogen has international distribution agreements for certain of its products with a number of other companies including: Zeneca (for Mexico), Nissan Chemical (for Japan), Intrachem (International) S.A. (for Italy, Spain and Portugal), and Jia Non Enterprises (for Taiwan). In September 1998, FMC Corporation agreed to distribute Lepinox in Mexico and Central and South America. In March 1999, Lances Link S.A. agreed to distribute certain of the Company's products in parts of Western Europe, all of Eastern Europe, Egypt, Turkey and all Arab speaking countries of the Near East. In February 2000, the Company agreed to grant Dow AgroSciences exclusive distribution rights for certain products in Mexico, New Zealand and Australia. International product sales totaled $1.7 million in fiscal 2001, $2.0 million in 2000, and $2.1 million for fiscal 1999.

Production
----------

          The manufacturing process for Ecogen's Bt-based bioinsecticide and biofungicide products involves fermentation of the desired microorganism. Upon completion of this fermentation process, the pesticidal agent is recovered using standard techniques, such as centrifugation, and is formulated into commercial products. For commercial production of its products, Ecogen generally engages third-party contract manufacturers to perform one or more steps in the manufacturing process for the Company's products. During fiscal 2001 and 2000, in order to conserve cash and reduce inventory levels, the Company significantly curtailed inventory production. The Company has ceased all manufacturing operations.

          Ecogen believes that adequate fermentation, formulation and other services are available from a number of third-party contract manufacturers. Should the Company desire to renew manufacturing operations, the engagement of any contract manufacturers may cause delays in obtaining product for sale.

          Ecogen operated a fermentation and formulation pilot plant to support some product requirements for field trials and to facilitate the transition of products from laboratory to large-scale manufacturing. Due to limited cash resources, the fermentation and formulation pilot plant was shut down in early fiscal 2001. As a result a special charge was recorded in the fourth quarter of fiscal 2000 to write down long-lived assets associated with the plant facilities to their estimated fair value. Also, certain manufacturing equipment designed specifically for the biofungicide and nematode technology was written down to its estimated fair value. The aggregate amount of the write-downs included in special charges in fiscal 2000 was $1,050,000.

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

Research and Product Development
--------------------------------

          As a result of cost saving measures by the Company, research and development efforts have been suspended. The Company's operating expenses to date have included costs associated with the research and development of products for future commercialization. Costs incurred under Ecogen-funded research and development programs aggregated $570,000, $2,070,000, and $2,318,000, for fiscal 2001, 2000, and 1999, respectively. Costs incurred by Ecogen under third-party funded research and development programs aggregated none for fiscal 2001 and 2000 and $318,000 for fiscal 1999.

          During fiscal 2001, 2000, and 1999, the Company derived approximately 7%, 1%, and 9%, respectively, of its revenues from research and development contracts.

     Bacillus thuringiensis Products

          The following is a summary of the Company's research and development programs prior to suspending its research and development efforts in the second half of fiscal 2001. The Company worked on improving, through recombinant DNA and other technologies, the efficacy of its bioinsecticides already in the market, adapting such products for application to additional uses, and developing new bioinsecticides. In addition, Ecogen attempted to improve its fermentation and formulation processes in order to increase product yield and reduce the costs of product manufacturing.

     Biofungicide and Insecticidal Nematodes

          The Company's development efforts with respect to biofungicides and insecticidal nematodes were suspended in fiscal 2000 due to the Company's limited resources.

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

     Because of the uncertainty concerning patent protection, the Company relies, in certain cases, upon trade secret protection and continuing technological innovation to maintain its competitive position. All Ecogen employees and consultants sign confidentiality agreements under which they agree not to use or disclose the Company's confidential information as long as that information remains proprietary or, in other cases, for fixed time periods. There can be no assurance, however, that such proprietary technology will not be independently developed or that secrecy will not be breached. The Company's research, development and commercialization partners, as well as its biopesticide production subcontractors are provided access to know-how under confidentiality agreements. To the extent that such entities use this technological information, disputes may arise as to the proprietary and patent rights to such technological information and related developments.

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

     The U.S. EPA has recognized that biochemical and microbial pesticides are distinguished from standard chemical pesticides and has established different data requirements as part of its registration regulations. These data requirements are set out in Subdivision M of the U.S. EPA's Pesticide Assessment Guidelines. Biopesticides currently are subject to a three-tier toxicology testing procedure and a four-tier environmental testing procedure. A biopesticide product which satisfactorily completes both the Tier I toxicology and environmental tests is not required to go through the tests specified in subsequent tiers. This has been the case for product registration applications filed by the Company to date. However, should questions arise during any tier of testing, additional tests may be required. For a biopesticide product required to complete Tier I testing only, approximately one year of laboratory testing is required. Subsequent U.S. EPA registration generally takes approximately 12-18 months. Although the process for obtaining regulatory approval to test and market biopesticides that are genetically modified is designed to be less complex and time-consuming than the regulatory approval process for synthetic chemical pesticides, there can be no assurance that approvals will be granted on a timely basis, if at all.

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

     Ecogen's activities, including prior operation of its laboratories and pilot-scale manufacturing facilities, are, or may be, subject to regulation (i) under various other state and federal laws and regulations, including the Occupational Safety and Health Act, the Toxic Substances Control Act, the Federal Food, Drug and Cosmetic Act, the Solid Waste Disposal Act, the Resource Conservation and Recovery Act, the Emergency Planning and Community Right-to-Know Act, the Clean Air Act, the Clean Water Act, and other state and federal laws regulating environmental quality, and the implementation of regulations for all such laws; and (ii) by other state and federal agencies, including the U.S. Department of Agriculture and the U.S. Food and Drug Administration. In addition, the actions of federal agencies in reviewing applications by Ecogen or issuing permits or other authorizations may be subject to the National Environmental Policy Act, and state or local agencies may be required to comply with similar state laws. Historically, the cost of compliance with such laws and regulations has not had a material impact on Ecogen's business.

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

Competition
-----------

     Competition in the pesticide market is intense. Competition is based principally on price and efficacy, but safety and ease of application are also factors. Competitors of Ecogen include manufacturers and marketers of synthetic chemical pesticides and biopesticides, including large chemical companies such as Syngenta, DuPont and Sumitomo, as well as specialized biotechnology firms. Many of these companies have considerably greater financial and marketing resources than has Ecogen. Competitors with respect to research and development activities also include universities and public and private research organizations. In addition, Ecogen's bioinsecticide products compete with certain transgenic seed and plant products that have insecticidal capabilities.

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

Seasonality
-----------

     The bulk of the Company's current products are marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring until fall. Commercial introduction of the Company's new products is contingent upon, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization. In addition, because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season and may result in substantial variations in quarter-to-quarter financial results. Unusual weather conditions, such as droughts or floods and the level of insect infestation in grower areas also affect product sales from year to year.

Employees
---------

     As of March 31, 2002, Ecogen and its subsidiaries have 2 full-time employees.

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

                               EXECUTIVE OFFICERS

          The executive officers of the Company and their respective ages and positions with the Company are as follows:

Name                     Age    Position
----                     ---    --------
James P. Reilly, Jr.     56     Chairman, President, Chief Executive Officer,
                                Acting Chief Financial Officer and Director

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

ITEM 2. PROPERTIES

          Ecogen currently occupies approximately 21,000 square feet of space for its administrative offices and research and development operations in a building located in the Bucks County Business Park, Langhorne, Pennsylvania. The lease for this facility expires in March 2005. Approximately 15,000 square feet of this space is devoted to research and development facilities, including laboratories, an insectary and a fermentation and formulation pilot plant. As a result of cost containment efforts the research and development facilities, insectary and the fermentation and formulation pilot plant have been shut down. As a result, the Company has recorded a charge during the fourth quarter of fiscal 2001 of $386,000 representing the estimated net future lease costs associated with the underutilized space at the Langhorne facility at October 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

          The Company currently is party to various lawsuits for nonpayment of amounts past due to various vendors aggregating approximately $200,000. Amounts are included in accounts payable and accrued expenses in the Company's October 31, 2001 consolidated balance sheet, except for any interest claims. These actions have been brought in State or County Court.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

                                     PART II
                                     -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

     Until September 8, 2000, the Common Stock of the Company was traded on the NASDAQ National Market under the symbol "EECN." From September 11, 2000 until March 19, 2002, the common stock of the Company traded in the over-the-counter market and was quoted on the OTC Bulletin Board under the symbol "EECN.OB". Since March 19, 2002, the Company's common stock trades in the OTC "Pink Sheets." Set forth below are the high and low closing prices, as reported by the National Quotation Bureau, for the interim periods through September 8, 2000, and the high and low bid quotations for the period from September 11. 2000 through October 31, 2001 as reported by the OTC Bulletin Board. Bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                              High         Low
                                                              ----         ---
     2001  First Quarter                                    $  0.44      $  0.13
           Second Quarter                                      0.38         0.13
           Third Quarter                                       0.25         0.13
           Fourth Quarter                                      0.17         0.06

     2000  First Quarter                                    $  2.44      $  1.13
           Second Quarter                                      5.03         1.63
           Third Quarter                                       2.50          .95
           Fourth Quarter (through 9/8/00)                     1.06          .47
           Fourth Quarter (9/11/00 through 10/31/00)           0.88         0.31



     A.   Holders

          On February 1, 2002, there were approximately 699 stockholders of record.

     B.   Dividends

     No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its loan agreement.

ITEM 6. SELECTED FINANCIAL DATA

            Years ended October 31, 2001, 2000, 1999, 1998, and 1997
                (all amounts in thousands, except per share data)

CONSOLIDATED STATEMENTS OF OPERATIONS DATA:

                                                         2001/(4)/    2000/(2)(3)/    1999      1998/(1)/      1997
                                                         ---------    ------------  --------    ---------    --------
Revenues:
   Product sales                                         $   2,998      $  6,341    $  6,566    $  10,472    $  8,783
   Other revenues                                              223            50         676        5,266       2,939
Gross margins/(3)/                                             166           341         590        1,871       2,491
Expenses:
   Research and development                                    570         2,070       2,637        3,616       5,042
   Selling, general and administrative                       3,138         5,500       6,833        6,824       8,661
Special charges                                              1,778         1,050           -            -       1,626
Net loss                                                    (5,169)       (8,977)     (8,611)      (2,997)     (9,810)
Dividends on preferred stock, including
   incremental yield                                           475         1,071       1,142          116           2
Net loss allocable to common Stockholders                  ($5,644)     ($10,048)    ($9,753)     ($3,113)    ($9,812)
Basic and diluted net loss per common share                 ($0.39)       ($0.84)     ($1.05)      ($0.39)     ($1.23)
Weighted average common shares outstanding                  14,299        11,907       9,248        8,059       7,958

CONSOLIDATED BALANCE SHEET DATA:

                                                                                  October 31,
                                                         Pro Forma       Actual
                                                         2001/(5)/        2001        2000         1999        1998       1997
                                                         ---------    ------------  --------    ---------    --------   --------
Cash and cash equivalents                                $   1,193      $      8    $    216    $       -    $  2,823   $  2,374
Total assets                                                 2,110         1,801       6,500       10,462      14,677     17,558
Long-term debt                                                   -             -           9          250       1,328      3,916
Stockholders' (deficit) equity                              (6,112)       (9,251)     (3,615)       1,023       6,925      4,870

--------------------------------------------------------------------------------

No cash dividends have ever been paid on the Company's common stock, and the Company does not intend to pay cash dividends on its common stock in the foreseeable future. The Company is precluded from paying cash dividends on its common stock under its loan agreements.

/(1)/ During fiscal 1998, the Company disposed of its pheromone product line.

/(2)/ In February 2000, the Company acquired certain sprayable Bt biopesticides from Mycogen Corporation, an affiliate of Dow AgroSciences Inc. (see note 8 of notes to consolidated financial statements.)

/(3)/ Fiscal 2000 gross margins include a special charge of $391,000 for the write down of biofungicide inventory (see note 16 of notes to consolidated financial statements.)

/(4)/ Fiscal 2001 includes a special charge of $1,393,000 for the write down of intangibles assets associated with the Mycogen acquisition (see note 16 of notes to consolidated financial statements) and a charge of $386,000 representing estimated net future lease costs associated with currently underutilized space at the Company's Langhorne facility (see note 19 of notes to consolidated financial statements.)

/(5)/ Adjusted on a pro forma basis for the sale of assets to Certis (see note
      20 of notes to consolidated financial statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            The Company is an agricultural biotechnology company specializing in the development and marketing of quality biorational products for the control of pests in agricultural and related markets.

Results of Operations - Year Ended October 31, 2001 Compared to Year Ended
--------------------------------------------------------------------------
October 31, 2000
----------------

Revenues
--------

            Net product sales decreased $3,343,000 or 53% in fiscal 2001 from $6,341,000 to $2,998,000, primarily due to volume. Sales of the Company's Bt product line, representing 93% of total sales, decreased 50%. The decrease in sales was due principally to the Company's lack of financial resources including its inability to fund production and secure additional finished goods from Dow Agrosciences LLC. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. Due to the termination of the Dow supply agreement, the pending sale of assets to Certis and the Company's lack of liquidity, Bt sales are expected to continue to decline. The Company's current source of product sales is dependent upon its limited amount of inventory on hand. Biofungicide sales, representing 6% of total sales, decreased 61%. Biofungicide and other product sales were substantially discontinued during the second quarter of fiscal 2001

            Contract research revenues increased $173,000 in the current fiscal year due to grants earned in fiscal 2001.

Cost and Expenses
-----------------

            Cost of products sold was $2,831,000 in fiscal 2001 compared to $6,341,000 in fiscal 2000. In fiscal 2000, cost of products sold included a special charge of $391,000 for the write off of biofungicide inventory. Gross margins on product sales, exclusive of the special charge in fiscal 2000, were 6% and 11%, respectively, in fiscal 2001 and 2000. The decrease in gross margins on product sales is due to the fact that fixed charges represented a higher percentage of sales due to the 53% reduction in sales.

            Total operating expenses, exclusive of special charges, consisting of research and development and selling, general and administrative expenses, decreased $3,861,000 or 51% in fiscal 2001 when compared to fiscal 2000. Research and development costs decreased $1,500,000 or 72% in fiscal 2001 primarily as a result of reduced personnel levels and contract services due to the Company's decision to suspend all research and development to conserve cash. Selling, general and administrative expenses decreased $2,361,000 or 42% in fiscal 2001 as a result of cost containment measures implemented to conserve cash including reduced personnel costs and outside services. Fiscal 2001 operating expenses included special charges aggregating $1,778,000 associated with an impairment reserve against intangible assets associated with the Mycogen acquisition and a reserve for estimated future net lease costs for underutilized space at the Company's Langhorne facility. Fiscal 2000 operating expenses included a special charge of $1,050,000 associated with the shut down of the Company's fermentation and formulation pilot plant and the decision to discontinue the sale of its biofungicide products. Operating costs are expected to continue to decrease in fiscal 2002.

            Net interest expense was $491,000 in fiscal 2001 compared to $840,000 in fiscal 2000. The lower interest expense in fiscal 2001 was primarily due to the paydown of the Company's line of credit that expired in fiscal 2001. Such line carried a higher effective interest rate

            Other income, net, increased $327,000 in fiscal 2001 compared to the same period in fiscal 2000 due primarily to gains on the sale of fixed assets.

            Net loss allocable to common stockholders for fiscal 2001 was ($5,644,000) or ($0.39) per basic and diluted share, compared with a net loss of ($10,048,000) or ($0.84) per basic and diluted share in the same period in fiscal 2000. Fiscal 2000 included an assumed incremental yield on preferred stock of $612,000. Weighted average shares were 14,299,000 in fiscal 2001 compared to 11,907,000 in fiscal 2000. Net loss allocable to common stockholders exclusive of special charges was ($3,866,000) or ($0.27) per basic and diluted share in fiscal 2001.

Results of Operations - Year Ended October 31, 2000 Compared to Year Ended
--------------------------------------------------------------------------
October 31, 1999
----------------

Revenues
---------

            Net product sales decreased $225,000 or 5% in fiscal 2000 from $6,566,000 in fiscal 1999 to $6,341,000, principally due to volume. Sales of the Company's Bt product line, representing 88% of total sales, decreased 6% due principally to lower volume of sales. Included in the Company's Bt sales in fiscal 2000 are approximately $2,500,000 of acquired Mycogen products principally Mattch and MVP for caterpillar control. Sales of Ecogen's Bt products, exclusive of the acquired Mycogen products, decreased approximately $2,800,000 for the year ended October 31, 2000 primarily due to lower sales of Lepinox and Condor, two of the Company's Bt bioinsecticides for control of caterpillars. The net result is an approximate $300,000 decline in Bt product sales. Biofungicide sales, representing 8% of total sales, increased 94% due to initial sales of AQ10 in Europe. Other product sales represented 4% and 6% of total sales in fiscal 2000 and 1999, respectively.

            Contract research revenues decreased $626,000 in the current fiscal year, due to the expiration in January 1999 of the Monsanto research and development contract that had contributed more than $10 million in contract research revenue over its three-year term.

Costs and Expenses
------------------

            Cost of products sold was $6,000,000 in fiscal 2000 compared to $5,976,000 in 1999. In fiscal 2000, cost of products sold includes a special charge of $391,000 for the write off of biofungicide inventory. Gross margins on product sales, exclusive of the special charge in fiscal 2000 were 11% in fiscal 2000, up slightly from 9% in fiscal 1999, primarily as a result of lower fixed charges in fiscal 2000.

            Total operating expenses, exclusive of special charges, consisting of research and development expenses and selling, general and administrative expenses, decreased $1,899,000 or 20% in fiscal 2000 when compared to fiscal 1999. Research and development costs decreased $567,000 or 22% in fiscal 2000 compared to the year-ago period as a result of lower personnel and related costs due to the wind-down of the Monsanto Research Program and lower basic research. Selling, general and administrative expenses decreased $1,332,000 or 19% in fiscal 2000 as a result of cost containment measures implemented to conserve cash including personnel costs and outside services. Fiscal 2000 operating expenses included a special charge of $1,050,000 associated with the shut down of the Company's fermentation and formulation pilot plant and the decision to discontinue the sale of its biofungicide products.

            Net interest expense was $841,000 in fiscal 2000 compared to 523,000 in fiscal 1999. The higher interest expense in fiscal 2000 was due to higher rates charged on the Company's line of credit facility and increased borrowings under its long-term note.

            Net loss allocable to common stockholders for fiscal 2000 was ($10,049,000), or ($0.84) per basic and diluted share, compared with a net loss of ($9,753,000) or ($1.05) per basic and diluted share in the same period in fiscal 1999. Fiscal 2000 and 1999 included an assumed incremental yield on preferred stock of $612,000 and $786,000, respectively. Weighted average shares were 11,907,000 in fiscal 2000 compared to 9,248,000 in fiscal 1999. Net loss allocable to common stockholders exclusive of special charges was ($8,608,000) or ($0.72) per basic and diluted share.

            During the second quarter of fiscal 2000, the Company acquired certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation for $3,386,000 including cash and $3,041,000 of the Company's common stock. On an unaudited pro forma basis, assuming the acquisition had taken place at the start of fiscal 1999, the Company's net loss allocable to common stockholders for fiscal 2000 would have been ($10,155,000), or ($0.83) per basic and diluted share, compared with ($9,592,000), or ($0.91) per basic and diluted share for the year-ago period.

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

Assets, Liabilities and Stockholders' Equity
--------------------------------------------

            Inventory decreased $1,751,000 at October 31, 2001 when compared to October 31, 2000 principally as a result of a curtailment in production to conserve cash. Accounts receivable decreased $306,000 compared to the balance at October 31, 2000 due to lower sales in fiscal 2001. At October 31, 2001, accounts payable and accrued expenses increased $171,000 when compared to October 31, 2000 principally as a result of the current portion of the provision for future lease costs disclosed above. Debt due within one year increased $377,000 at October 31, 2001 compared to the end of the prior fiscal year due to new borrowings, net of repayment of the Company's line of credit. Amounts outstanding under the Company's expired line of credit decreased $623,000 at October 31, 2001 when compared to October 31, 2000 as a result of payments made in fiscal 2001. New borrowings of $1,000,000 under the Notes offset this decrease in fiscal 2001.

Liquidity and Capital Resources
-------------------------------

            Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales.

            At October 31, 2001, the Company had limited cash resources. At October 31, 2001, current liabilities were $7,506,000 and current assets were $993,000 resulting in a working capital deficit of $6,513,000. Current liabilities increased $548,000 due primarily to an increase in debt. At October 31, 2001, the Company had $3,004,000 in accounts payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue. Included in current liabilities at October 31, 2001 are net borrowings under debt facilities of $2,500,000. During the fiscal year ended October 31, 2001, the Company used cash of $916,000 for operations. During fiscal 2001, the Company funded these cash outlays from available cash balances of $216,000, net borrowings of $163,000 and proceeds from the sale of assets of $546,000.

            During fiscal 2000, the Company obtained a $1,500,000 Term Loan with a financial institution controlled by the principal stockholder of the Company's majority stockholder. During fiscal 2001, a corporation affiliated with the Company's majority stockholder loaned the Company $1,000,000 pursuant to the Notes which are due June 23, 2002 and bear interest at 12%. Subsequent to October 31, 2001, the Company borrowed an additional $405,000 under the Notes. Under the Term Loan and the Notes, the holders may elect to require prepayment of amounts due under certain circumstances.

            In November 2001, 11,500 shares of the Series 1998 C preferred stock were converted into 25,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock. As a result of the conversion, the holder of the preferred stock owns 62% of the Company's outstanding common shares. After the conversion, 20,854 shares of the Series 1998 C Convertible Preferred Stock remain outstanding.

            During fiscal 2001, the Company issued 888,151 shares of its common stock in exchange for 1,022 shares of the Company's Series 2000-A 7% Convertible Preferred Stock issued in February 2000. The Company also issued 52,136 shares of its common stock in payment of cumulative dividends at the time of conversion. Subsequent to October 31, 2001, the Company issued 2,183,313 shares of its common stock in exchange for 725 shares of the Company's Series 2000-A 7% Convertible Preferred Stock. The Company also issued 163,975 shares of its common stock in payment of cumulative dividends at the time of conversion.

            On February 15, 2000, the Company completed its acquisition of certain sprayable Bt biopesticides from Mycogen for aggregate consideration, including out-of-pocket expenses, of approximately $3,400,000 including shares of common stock with a market value of $3,041,000. In connection with the Mycogen Transaction, the Company entered into a five-year purchase and supply agreement ("Supply Agreement") with Dow. At October 31, 2001, the Company owed Dow approximately $600,000 for the purchase of inventory under the Supply Agreement that was past due under the agreement. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. As a result, the Company has recorded an impairment reserve for $1,393,000, representing the net book value of its intangible assets associated with the Mycogen acquisition.

            On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, beginning with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock. Under Delaware Law, the Company is precluded from paying cash dividends due to its deficit in stockholders' equity and therefore is in default of its preferred stock (see notes 6 and 10 of notes to consolidated financial statements.)

            The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company had secured borrowings under a working capital line of credit, which expired on June 29, 2001. The balance under the line of credit was repaid in fiscal 2001. The Company also secured the Term Loan and Notes referred to above that are due on June 23, 2002.

            On May 6, 2002, the Company signed an Asset Purchase Agreement with Certis, an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants as described under Bt technology in this Form 10K. The assets sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive cash proceeds of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove liens on such assets and approximately $100,000 in accounts payable and accrued expenses. The balances due under the Term Loan and the Notes, including accrued interest, were $3,260,000 as of May 16, 2002.

            After the payments of the Company's liabilities as described above, the net proceeds from the sale of approximately $655,000 will not be sufficient for the Company to pay its existing liabilities. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the curtailment of all manufacturing until it is able to sell assets. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential sales. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology, including products, if any, commercialized by the Monsanto Company utilizing the Company's technology. The report of our independent auditors on the Company's consolidated financial statements for the years ended October 31, 2001 and 2000 included an explanatory paragraph which stated that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

            At October 31, 2001, the Company had no material commitments for capital expenditures.

            Through October 31, 2001, the Company had available for Federal income tax purposes net operating loss carryforwards of approximately $93.4 million, which expire at various times from 2002 through 2016. In addition, the Company had research and experimentation tax credits of approximately $2.1 million, which credits expire at various times from 2002 through 2013

            As a result of certain equity transactions, the Company experienced ownership changes as defined by rules enacted with the Tax Reform Act of 1986 (the "Act"). Accordingly, the Company's ability to use its net operating loss and research and experimentation credit carryforwards is subject to certain limitations as defined by the Act. The Company believes that such limitations should not have a significant impact in 2002 since anticipated taxable profits, if any, will not exceed the amount of the limitation. In addition, to the extent that the Company recognizes gains, if any, on the disposition of assets held on the date of the ownership change, the annual limitation is increased by the amount of the "built-in" gains attributable to those assets. The built-in gain on a particular asset is the excess of its fair market value over its cost basis on the date of the ownership change.

Critical Accounting Policies
----------------------------

     The accompanying discussion and analysis of the Company's consolidated financial condition and results of operations are based on the Company's consolidated financial statements that have been prepared in accordance with principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that effect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of the financial statement at for the reporting period. On an ongoing basis the Company evaluates its estimates, including those related to revenue recognition, inventory reserves, fair value of long-lived assets including plant and equipment and intangibles and commitments and contingencies. The Company bases its estimate on historical results and other assumptions that are believed to be reasonable under the circumstances, the results of which form a basis for making judgements about the carrying value of assets and the future recoverable of the value of such assets. Actual results may differ from the estimates made by management with respect to these and other items that require management's estimate.

     The Company believes that there are several accounting policies that are critical to the understanding of the Company's historical and future performance, as these policies and reported amounts of revenue and the more significant areas involving management's estimates and judgements. These significant accounting policies relate to revenue recognition, inventory reserves and impairment of long-lived assets. These policies are detailed below and in note 1 and note 2 to notes to consolidated financial statements.

     From time to time, the Company has activities pursuant to research and development activities. The Company's policy is to recognize revenue from research and development contracts is in accordance with the terms of the respective contracts. Revenue from time and materials contracts is recognized in the period in which the related services have been rendered and the Company has incurred costs. Revenue from achievement of milestone events is recognized when all parties concur that the scientific results and/or milestones stipulated in the agreement have been met. Revenue from other contracts is recognized on a pro rata basis over the life of the contract. Contract costs of such contracts are generally incurred ratably over the contract term. Revenue recognized in the accompanying consolidated statements of operations under these contracts is not subject to repayment. Revenue received that is related to future performance under such contracts is deferred and recognized as revenue when earned. Revenues from product sales are recognized upon shipment and passage of title to the customer.

     Long-lived assets, consisting of plant and equipment and identifiable intangibles are accounted for in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used and assets to be sold based on fair value. An impairment charge is recorded based on facts and circumstances at the time. The Company also assesses the carrying value of inventory and when changes in business circumstances occur, such as the decision to discontinue a product line or curtail manufacturing, appropriate reserves are recorded. See note 16 of notes to consolidated financial statements.

     All statements contained in this management's discussion and analysis of financial condition and results of operations other than statements of historical information, are forward-looking statements. Forward-looking statements include statements containing plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties, which may cause actual results to vary from such forward-looking statements and to vary significantly from reporting period to reporting period. These risks include among others, those listed in "Factors That May Affect Future Results", in this Annual Report on Form 10K, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

Recently Issued Accounting Standards
------------------------------------

     In June 1998, the Financial Accounting Standard Board issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" (FAS 133"). FAS 133 was required to be adopted for the fiscal year beginning November 1, 2000. However, because it does not use derivatives, the adoption of FAS 133 did not effect the results of operations or the financial position of the Company.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 requires the Company to follow its guidance no later than its fiscal year beginning November 1, 2000 through a cumulative effect of a change in accounting principle. The adoption of this standard did not have a material impact on our financial statements.

     In April 2000, the Financial Accounting Standard Board Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation-An Interpretation of APB Opinion No. 25" ("FIN 44") was issued. Fin 44 clarifies the application of APB No. 25 for certain issues. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as non-compensatory plan, the accounting consequences of various modifications to the term of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Fin 44 became effective July 1, 2000. The adoption of FIN 44 did not have a significant effect on the Company's financial position or results of operations.

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

Factors That May Affect Future Results
--------------------------------------

Strategic Risk Factor
---------------------

WE NEED TO ENTER INTO TRANSACTIONS TO RAISE CAPITAL AND SELL ASSETS IN THE FUTURE TO GENERATE CASH AND THESE TRANSACTIONS MAY NOT OCCUR.

     We have never generated positive cash flow from operations. Since our inception, we have financed our working capital needs primarily through sales of equity and debt securities, revenues from research and development agreements and product sales. Recently, we have been unable to obtain additional equity funding and we have secured borrowings under a Term Loan and Notes, which are due on June 23, 2002. At October 31, 2001, we had limited cash resources.

     Due to our current inability to make principal payments, on our Term loan and the Notes, the lenders extended the due date of such principal repayment from June 30, 2001, to June 23, 2002. If we are unable to make the principal payments or obtain an additional extension, we will be in default of the terms of the-Term Loan and the Notes. In that case, both lenders may liquidate the collateral in accordance with the terms of our agreements. We expect that the Term Loan and the Notes will be repaid with the proceeds from the sale to Certis pursuant to the Asset Purchase Agreement.

     Additionally, on September 11, 2000, our common stock was delisted from the Nasdaq National Market ("NNM") as a result of our failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on our preferred stock are payable in cash. The Company no longer has the option to pay such dividends in stock. Under Delaware Corporate Law, as a result of the Company's net capital deficiency, the Company is unable to pay dividends on the preferred stock and, accordingly, is in default under its preferred stock agreements. The holders of the preferred stock have, under certain circumstances, all of which is in the control of the Company, the ability to force the Company to redeem their preferred shares for 130% of the par value of the preferred stock in cash.

     In order to repay our accounts payable, we are pursuing certain strategic transactions including the sale of assets. Although we have signed the Assets Purchase Agreement with Certis, we need to continue to pursue the sale of other assets to pay our liabilities. There are no assurances that we will be successful. Further, we need to obtain short term funding while we continue to negotiate strategic transactions. These strategic transactions may require stockholder approval and there can be no assurances that we will be able to receive such stockholder approval on a timely basis or at all. We are unable to predict whether we will be successful in these efforts. If we are not successful, we will be unable to continue as a going concern.

Operational Risk Factors
------------------------

     The Company has substantially curtailed all operations due to lack of funding. If the Company is successful in completing strategic transactions such as the sale of assets to raise funds to repay its liabilities, the Company cannot predict what remaining product lines it may have. With respect to the remaining product lines, the following risk factors would affect the Company's future results.

WE ARE NOT PROFITABLE; WE MUST INCREASE SALES OF OUR PRODUCTS TO BE PROFITABLE

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

WE COMPETE AGAINST LARGER, MORE ESTABLISHED ENTITIES.

     The markets in which we operate are highly competitive. Our competition is based principally on price and efficacy, but safety and ease of application are also factors. Our competitors include:

(1) manufacturers and marketers of synthetic chemical pesticides and biopesticides including large chemical companies, such as Syngenta, DuPont and Sumitomo;

(2) specialized biotechnology firms;

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

WE DEPEND ON KEY QUALIFIED TECHNICAL STAFF AND MUST RECRUIT QUALIFIED INDIVIDUALS IF WE ARE TO BE COMPETITIVE.

     We have implemented staff reductions to conserve cash. We currently have only 2 full time employees. Our future success is dependent upon the efforts and abilities of qualified technical employees. Our future success will depend on our ability to replace employees with personnel of comparable scientific and management capability.

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

     If it were alleged that we infringed on the rights of others, we may be required to expend large amounts on litigation costs to protect our technology. If the outcome were adverse to us, we may have to pay license fees or be required to cease using our technology.

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

OUR STOCK PRICE IS HIGHLY VOLATILE AND INVESTING IN OUR STOCK INVOLVES A HIGH DEGREE OF RISK.

     The market price for shares of our common stock, like the price of common stock and other securities of biotechnology companies generally, fluctuates and may be extremely volatile in the future. Factors that may effect the market price of our common stock include: (1) our ability to continue our existence;
(2) announcements of adverse results, technical innovations and new commercial products by us or potential competitors; (3) adverse results in our product sales; (4) adverse litigation, including actions by creditors and investors; (5) adverse legislation; (6) developments or disputes concerning patent or our other proprietary rights; and (7) general market conditions.

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

OPTIONS AND CONVERTIBLE SECURITIES WE HAVE PREVIOUSLY ISSUED OR MAY ISSUE IN THE FUTURE MAY DILUTE OUR COMMON STOCK.

     We have granted options to purchase common stock under employee benefit plans and agreements with our management and directors. Warrants, options, convertible securities (including shares of our 7% Series 2000-A Preferred Stock and 8% Series 1998-C Preferred Stock) and other rights to purchase common stock are also outstanding under financing arrangements and other transactions and may convert into common stock at a discount to the then-prevailing market price of our common stock and cause significant dilution. We may examine opportunities to expand our technology base and product line, through means such as licenses and joint ventures, and may issue securities in connection with such transactions. We may issue additional stock, warrants and/or options or other convertible securities in order to raise funds or for other purposes in the future and may also issue additional securities in connection with our employee benefit plans. During the terms of any such options, warrants and other convertible securities (including shares of our 7% Series 2000-A Preferred Stock and 8% Series 1998-C Preferred Stock), the holders thereof have an opportunity to profit from a future rise, if any, in the market price of the common stock.

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

WE DO NOT PAY DIVIDENDS.

          We have never paid a dividend on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We are precluded from paying dividends on our common stock under our Term Loan agreement. We currently intend to retain earnings, if any, for use in our business. There can be no assurance that we will ever pay dividends on our common stock.

NASDAQ DELISTING; REGULATION AS A PENNY STOCK.

          We were notified by The Nasdaq Stock Market that our Common Stock was delisted from The Nasdaq National Market effective with the opening of business on September 11, 2000. The delisting was as a result of the Company's failure to meet Nasdaq's net tangible asset requirement for continued listing. The Company does not plan to further appeal the delisting on the Nasdaq National Market and is not currently eligible for listing on The Nasdaq SmallCap Market, The New York Stock Exchange or the American Stock Exchange.

          Trading in our common stock was conducted on the National Association of Securities Dealers' OTC Bulletin Board ("OTCBB") until March 2002. On March 19, 2002, our common stock began trading in the OTC "Pink Sheet" due to our inability to file current reports with the SEC. As a consequence, it is expected that our stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the common stock. In addition, such delisting will make our common stock substantially less attractive as collateral for margin and purpose loans, for investment by financial institutions under their internal policies or state legal investment laws, or as consideration in future capital raising transactions.

          Because our common stock has a market price of less then $5.00 and it is not traded on Nasdaq or a national securities exchange, transactions in our common stock may be subject to regulation as a "penny stock" under SEC Rules 15g-1 through Rule 15g-9 under the Exchange Act. For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of holders to sell our securities in the secondary market and the price at which such holders can sell any such securities. Rule 15g-9 under the Exchange Act imposes additional sales practice requirements on broker-dealers who sell such securities except in transactions exempted from such rule. Such exempt transactions include those meeting the requirements of Rule 505 or 506 of Regulation D promulgated under the Securities Act and transactions in which the purchaser is an institutional accredited investor or an established customer of the broker-dealer.

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

               Not Applicable

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         1. Directors

Philippe D. Katz, 40, has served as a director of the Company since February 1998. Since 1996, Mr. Katz has been a partner at the investment firm of United Equities (Commodities) Company. From 1992 to 1996, Mr. Katz was associated with United Equities (Commodities) Company. From 1989 to 1992, Mr. Katz was associated with the law firm of Weil, Gotshal & Manges. Mr. Katz is a member of the Audit Committee and the Nominating Committee.

Dr. Lowell N. Lewis, 70, has served as a director of the Company since February 1989. Since February, 1992, Dr. Lewis has been an International Research Management Consultant. From January 1988 through his retirement from the University of California in April, 1991, Dr. Lewis was employed at the University of California as Associate Vice President for Programs, Agriculture and Natural Resources; Associate Director of the California Agricultural Experiment Station; and Associate Director of Cooperative Extension. Dr. Lewis is a member of the Audit Committee and the Compensation Committee.

James P. Reilly, Jr., 56, has served as Chairman of the Board of Directors of the Company since November 1, 1995 and as a director of the Company since June 1992. Since January 1994, Mr. Reilly has been the Chief Executive Officer of the Company and since June 1992, he has been the Company's President. From June 1992 to January 1994, Mr. Reilly served as Chief Operating Officer of the Company. From 1976 until he joined the Company, Mr. Reilly was employed in various management capacities at Rhone-Poulenc, Inc., most recently, from April 1991 to May 1992, as Vice President and General Manager of the Fine Chemicals Division. Mr. Reilly is a member of the Nominating Committee.

John R. Sutley, 59, has served as a director of the Company since March 1996. From 1994 to 1999, he was President and Chief Executive Officer of Nalco/Exxon Energy Chemicals, L.P., a specialty chemicals company. From 1968 to 1994, Mr. Sutley was employed in various management capacities at Nalco Chemical Co., most recently, from 1991 to 1994, as Group Vice President of Nalco Chemical Co. and President of Nalco Europe. Mr. Sutley is a member of the Audit Committee and the Compensation Committee.

     2.  Information concerning the Company's Executive Officers is set forth in
         Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

               The following table sets forth the compensation for services rendered to the Company during the last three fiscal years by the Chief Executive Officer and each other executive officer of the Company whose aggregate annual salary exceeded $100,000 during the fiscal year ended October 31, 2001:

SUMMARY COMPENSATION TABLE

                                                             Long Term
                                                           Compensation
                        Annual Compensation               (Awards/Payouts)
                        -------------------    ----------------------------------------
                                                      Restricted          All Other
Name and                            Salary       Options Stock Awards  Compensation(1)
Principal Position       Year        ($)           (#)           ($)        ($)
------------------       ----       ------     ------------    ------  ----------------
James P. Reilly, Jr.,    2001      300,000          -             -        10,020
Chairman and Chief       2000      300,000          -             -        10,020
Executive Officer        1999      300,000          -             -       149,945 (2)

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

OPTION GRANTS FOR LAST FISCAL YEAR

There were no options granted during the last fiscal year.

OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUE TABLE

 Aggregated Option Exercises in Last Fiscal Year and Full Year-End Option Value
 ------------------------------------------------------------------------------

                                                    Number of Unexercised            Value of Unexercised
                                                      Options at Fiscal             In-the-Money Options at
                                                         Year-End (#)                 Fiscal Year End ($)
                                                 ----------------------------     ---------------------------
                      Shares         Value
                    Acquired on     Realized
     Name           Exercise(#)       ($)        Exercisable    Unexercisable     Exercisable    Unexercisable
     ----          -------------   ----------    -----------    -------------     -----------    -------------
J.P. Reilly, Jr.       None            N/A         608,000              -             none            none

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

               The following table sets forth information as of February 28, 2002, with respect to the beneficial ownership of the Common Stock by all persons known by the Company to be the beneficial owners of more than 5% of its outstanding Common Stock, by each director and nominee for director, by each named executive officer, and by all current executive officers and directors as a group. Except as indicated in the footnotes to the table, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

Name and Address (1)                        Number of Shares (2)  Percentage of Class (3)
----------------                            ----------------      -------------------
United Equities (Commodities) Company          110,213,833                87%
Moses Marx, Philippe D. Katz
160 Broadway
New York, NY  10038 (4)(5)(6)

James P. Reilly, Jr. (7)                           766,594                 2%

Philippe D. Katz (8)                                27,000                 *

Lowell N. Lewis (9)                                 17,540                 *

John R. Sutley (10)                                 33,000                 *

All current executive officers and directors
as a group (four persons) (4), (5), (6), (7),
(8), (9), (10), and (11)                       111,057,967                88%

* Indicates amount is less than 1%.

(1) The addresses of all officers and directors of the Company listed above are in care of the Company. The Company's corporate headquarters are located at 2000 Cabot Boulevard West, Suite 170, Langhorne, Pennsylvania 19047. For purposes of calculating beneficial ownership, the Company relied upon reports filed with the Securities and Exchange Commission and upon its actual knowledge.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within sixty (60) days are deemed outstanding for purposes of computing the percentage ownership of the person holding such securities, but are not deemed outstanding for computing the ownership percentage of any other person. Except as indicated and subject to community property laws where applicable, the Company believes that the persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) The "Percentage Owned" calculations are based on the outstanding shares of Common Stock as of February 28, 2002.

(4) Includes a five-year warrant to purchase up to 200,000 shares of Common Stock at $1.25 per share granted to the Momar Corporation. Mr. Marx is the President and a control person of Momar Corporation.

(5) Pursuant to Amendment No. 5 to Schedule 13D filed by Moses Marx and United Equities (Commodities) Company ("United Equities") on December 3, 2001, securities reported as being beneficially owned by United Equities include 25,509,833 shares of Common Stock. Includes 84,504,000 shares which United Equities has the right to acquire upon conversion of the Company's 8% Series 1998-C convertible Preferred Stock including accrued dividends using a conversion price as if the stock was converted at February 28, 2002. Moses Marx has a 99% equity interest in United Equities, and has sole investment and voting power over, and is deemed to beneficially own the shares of Common Stock held by United Equities. Philippe Katz, a director of the Company, has a 0.5% equity interest in United Equities and may be deemed to beneficially own the shares of Common Stock held by United Equities.

(6) Includes outstanding shares of Common Stock as of February 28, 2002, shares which United Equities has the right to acquire upon conversion of the Company's 8% Series 1998-C Convertible Preferred Stock and shares which Momar Corporation has the right to acquire upon conversion of a warrant.

(7) Includes 608,000 shares which Mr. Reilly has the right to acquire upon exercise of stock options which are exercisable on or within 60 days following February 28, 2002.

(8) Includes 22,000 shares which Mr. Katz has the right to acquire upon the exercise of stock options which are exercisable on or within 60 days following February 28, 2002. Does not include shares owned by United Equities of which Mr. Katz has a .5% equity interest. See Footnote 2 above.

(9) Includes16,400 shares which Dr. Lewis has the right to acquire upon the exercise of stock options which are exercisable on or within 60 days following February 28, 2002.

(10) Includes 33,000 shares which Mr. Sutley has the right to acquire upon exercise of stock options which are exercisable on or within 60 days following February 28, 2002.

(11) Gives full effect to stock options and warrants, which are presently exercisable, held by current executive officers and directors

(12) Does not Includes (i) 13,417,355 shares of our common stock issuable upon conversion of 3,738 shares of 7% Series 2000-A Preferred Stock held by Aspen International Ltd. and the payment of dividends thereon at an assumed conversion price of $.032 per share at February 28, 2001 and shares of common stock issuable upon exercise of the warrant to purchase an aggregate of 66,667 shares of common stock, (ii) ) 2,235,916 shares of our common stock issuable upon conversion of 697 shares of 7% Series 2000-A Preferred Stock held by Markam Holding and the payment of dividends thereon at an assumed conversion price of $.032 per share at February 28, 2001 and shares of common stock issuable upon exercise of the warrant to purchase an aggregate of 26,666 shares of common stock and (iii) 5,564,136 shares of our common stock issuable upon conversion of 1,528 shares of 7% Series 2000-A Preferred Stock held by AMRO International, S.A. and the payment of dividends thereon at an assumed conversion price of $.032 per share at February 28, 2001 and shares of common stock issuable upon exercise of the warrant to purchase an aggregate of 106,667 shares of common stock. Pursuant to the Certificate of Designations, Preferences and Rights of Series 2000-A Convertible Preferred Stock, no holder may convert Series 2000-A Preferred Stock or receive shares of our common stock as payment of dividends thereon to the extent that the number of shares of our common stock held by it and its affiliates after such conversion or receipt of dividends would exceed 4.999% of the then issued and outstanding shares of common stock following such conversion or receipt of dividends. The holder of the preferred stock may waive this provision upon not less than 75 days notice.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN TRANSACTIONS

     In December 1999, the Company borrowed $1,500,000 from The Berkshire Bank ("Berkshire"), a subsidiary of Berkshire Bancorp Inc. The Term Loan was guaranteed by Momar Corporation in exchange for a five-year warrant to purchase up to 200,000 shares of Common Stock at $1.25 per share. Mr. Marx, a general partner in United Equities Company and United Equities (Commodities) Company ("United"), is a director of the Berkshire Bank and President of Momar Corporation. Due to the Company's current inability to make a principal payment on our long-term note, Berkshire extended the due date of such principal repayment, originally due in June 2000, to June 23, 2002. If we are unable to make the principal payment or obtain an additional extension, we will be in default of the terms of the Term Loan. In that case, Berkshire may liquidate the collateral in accordance with the terms of our agreements.

     During fiscal 2001, the Company borrowed $1,000,000 from a corporation affiliated with Mr. Marx pursuant to the Notes. Subsequent to October 31, 2001, the Company borrowed an additional $405,000 under the Notes. These Notes have been extended to June 23, 2002. The Notes bear interest at 12% and are secured by the Company's assets and an interest in any commercialization success fees received under its agreement with Monsanto Company.

     It is expected that the Term Loan and the Notes will be repaid concurrent with the closing of the Asset Purchase Agreement with Certis in order to remove the lien on the assets to be sold.

     In August 1998, the Company exchanged an 8% convertible secured note due in October 2002 in the amount of $3,235,400 for 32,354 shares of newly issued 8% Series 1998 C convertible preferred stock with a stated value of $100 per share. Under the terms of the preferred stock, once the per share value of the Company's Common Stock was less than $1.00 for thirty consecutive trading days, the Series 1998-C Preferred Stock the dividends increased to 15% per annum. Also under the agreement, in the event that the cumulative amount of dividends exceeds $37,500 for a period of thirty days after any dividend payment date, than the Company will promptly appoint two designees of United to the Company's Board of Directors and use its reasonable best efforts to cause the election of such designees to the Company's Board of Directors. At October 31, 2001, cumulative cash dividends exceed $37,500, however, the Company has not appointed any additional designees of United.

     In November 2001, 11,500 shares of the Series 1998 C preferred stock were converted into 25,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock. As a result of the conversion, the holder of the preferred stock owns 62% of the Company's outstanding common shares. After the conversion, 20,854 shares of the Series 1998 C Convertible Preferred Stock remain outstanding.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement Schedules
               ------------------------------------------------------

The following consolidated financial statements of Ecogen Inc. and subsidiaries are included in Item 8:

                                                                                      Page in
                                                                                     Form 10-K
                                                                                     ---------
Independent Auditors' Report                                                           F-1

Consolidated Balance Sheets - Unaudited Pro Forma October 31, 2001 and
   Actual October 31, 2001 and 2000                                                     F-3

Consolidated Statements of Operations - Years Ended October 31, 2001,
   2000 and 1999                                                                        F-4

Consolidated Statements of Stockholders' (Deficit) Equity - Years Ended
   October 31, 2001, 2000 and 1999                                                      F-5

Consolidated Statements of Cash Flows - Years Ended

   October 31, 2001, 2000 and 1999                                                      F-6

Notes to Consolidated Financial Statements - October 31, 2001,
   2000 and 1999                                                                        F-8

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

(a)(3) Exhibits

Exhibit No.                        Description
----------                         -----------

  3.1 Restated Certificate of Incorporation of Ecogen Inc.(Form 10-K for fiscal quarter ended January 31, 1996)*

  3.2  Bylaws of Ecogen Inc., as amended. (Form S-1 Registration Statement)*

  3.3 Certificate of Designations, Preferences and Rights of Series 1998-A Convertible Preferred Stock (Form 10-Q for fiscal quarter ended April 30,
       1998) *

  3.4 Certificate of Designations, Preferences and Rights of Series 1998-C Convertible Preferred Stock (Form 8-K dated September 2, 1998) *

  3.5 Corrected Certificate of Designations, Preferences and Rights of Series 1999-A Convertible Preferred Stock (Form 10-Q for fiscal quarter ended April 30, 1999)*

  3.6 Certificate of Designations, Preferences and Rights of Series 2000-A Convertible Preferred Stock (Form 10Q for the quarter ended January 31,
       2000)*

  4.3 Ecogen Inc. Stock Option Plan, as amended. (Form 10K for fiscal year ended October 31, 1999) *

  4.4 Ecogen Inc. 1998 Stock Option Plan, as amended. (Form 10K for fiscal year ended October 31, 1999) *

  4.5 Ecogen Inc. 1999 Stock option Plan, as amended. (Form 10K for fiscal year ended October 31, 1999) *

10.14 Form of Confidentiality Agreement between Ecogen Inc. and all Ecogen Inc. employees. (Form S-1 Registration Statement)*

10.30 Lease Agreement, dated June 4, 1985, between Linpro Bucks County II, Limited and Ecogen Inc.(Form S-1 Registration Statement)*

10.67 Bt Gene License Agreement, dated April 11, 1991, between Ecogen Inc. and Pioneer Hi-Bred International, Inc. (Form S-1 Registration Statement filed on May 1, 1991, as amended)*

10.88 Form of Technology License Agreement between Ecogen-Bio Inc. and certain Program Subsidiaries.(Form 10-K for fiscal year ended December 31, 1992)*

___________________
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

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

  10.134  Convertible Preferred Stock Purchase Agreement between United Equities
          (Commodities) Company and Ecogen Inc. dated August 20, 1998. (Form 8-K filed on September 2, 1998)*Loan and Security Agreement between Congress
          Financial Corporation and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on September 2, 1998)*

  10.135  Registration Rights Agreement between United Equities (Commodities)
          Company and Ecogen Inc., dated August 20, 1998. (Form 8-K filed on
          September 2, 1998)*

___________________
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

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

  10.143  Stock Award Agreement between Ecogen Inc. and James P. Reilly, Jr.
          dated September 23, 1998* (Form 10K for fiscal year ended Ocotber 31,
          1999*

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

  10.148 Registration Rights Agreement between Ecogen Inc. and KA Investments LDC dated May 12, 1999 (Form 10-Q for fiscal quarter ended April 30, 1999)*

  10.149  Restated Severance Compensation Agreement dated December 9, 1999, between Ecogen Inc, a Delaware corporation and James P. Reilly, Jr. (Form
          10K for the fiscal year ended October 31, 2000)*

_____________________
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

10.150 Term Loan and Security Agreement, dated as of December 23, 1999, between Ecogen Inc. and The Berkshire Bank (Form 10K for the fiscal year ended October 31, 2000)*

10.151 Warrant Agreement between Ecogen Inc. and Momar Corporation dated December 23, 1999 (Form 10K for the fiscal year ended October 31, 2000)*

10.152 Amendment No. 2 to Lease Agreement, dated December 17, 1999 by and between Brandywine Realty and Ecogen Inc. (Form 10K for the fiscal year ended October 31, 2000)*

10.153 Asset Purchase and License Agreement between Ecogen Inc and Mycogen Corporation dated as of February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.154 Stockholders Agreement between Ecogen Inc. and Mycogen Corporation dated as of February 15, 2000 (Current Report on Form 8-K dated March 1,
        2000)*

10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15, 2000 (Current Report on Form 8-K dated March 1,
        2000)*

10.156 Convertible Preferred Stock Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markam Holdings Limited dated as of February 14,2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markam Holdings Limited dated as of February 14,2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.158 Warrant Agreement between Ecogen Inc. and Amro International, S.A. dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.159 Warrant Agreement between Ecogen Inc. and Aspen International, Ltd. dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.160 Warrant Agreement between Ecogen Inc. and Markam Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.161 Form of Demand Promissory Note to Momar Corporation (Form 10K for the fiscal year ended October 31, 2000)*

10.162  Letter Agreement between Ecogen Inc. and Momar Corporation dated May 16,
        2002)
_______________________
* These items are hereby incorporated by reference from the exhibits of the filing or report indicated (except where noted, Commission File No. 1-9579, File No. 33-14119 in the case of the Form S-1 Registration Statement and File No. 33-40319 in the case of the Form S-1 Registration Statement filed on May 1, 1991, as amended) and are made part of this Report.

   21.  List of Subsidiaries

   24.1 Consent of KPMG LLP

   24.2 Consent of The Hermes Group

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

   (b)  Reports on Form 8-K.

       None

                          Independent Auditors' Report

The Board of Directors and Stockholders
Ecogen Inc.:

     We have audited the accompanying consolidated balance sheet of Ecogen Inc. and its subsidiaries as of October 31, 2001 and the related consolidated statement of operations, stockholders' (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 2001, the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commissions rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly present in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            The Hermes Group LLP

Princeton, New Jersey
March 28, 2002, except as to notes 2
and 20 which are as of May 16, 2002

                          Independent Auditors' Report

The Board of Directors and Stockholders
Ecogen Inc.:

     We have audited the accompanying consolidated balance sheet of Ecogen Inc. and subsidiaries as of October 31, 2000 and the related consolidated statements of operations, stockholders' (deficit) equity, and cash flows for the years ended October 31, 2000 and 1999. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule for the years ended October 31, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ecogen Inc. and subsidiaries as of October 31, 2000, and the results of their operations and their cash flows for the years ended October 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for 2000 and 1999.

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

                                              KPMG LLP

Short Hills, New Jersey
February 15, 2001

                          ECOGEN INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    Unaudited
                                Assets                              Pro Forma                          Actual
                                ------                             October 31,                       October 31,
                                                                       2001             2001            2000
                                                                  -------------    -------------    -------------
Current assets:
   Cash and cash  equivalents                                     $   1,192,773    $       8,054    $     215,777
   Trade receivables, less allowances of $82,483 and
    $98,393 in 2001 and 2000, respectively                              311,024          311,024          616,741
   Inventory, net                                                       236,368          236,368        2,051,184
   Prepaid expenses and other current assets                            308,962          308,962          284,673
   Assets held for sale                                                       0          128,954                -
                                                                  -------------    -------------    -------------
        Total current assets                                          2,049,127          993,362        3,168,375
                                                                  -------------    -------------    -------------
Plant and equipment, net                                                 29,554           29,554          677,831
Intangibles and other assets, net                                        31,424           31,424        2,653,571
Assets held for sale                                                          -          746,669                -
                                                                  -------------    -------------    -------------
                                                                  $   2,110,105    $   1,801,009    $   6,499,777
                                                                  =============    =============    =============

               Liabilities and Stockholders' Deficit
               -------------------------------------

Current liabilities:
   Debt due within one year                                                   -        2,500,500        2,123,972
   Accounts payable and accrued expenses                              4,676,029        5,005,810        4,834,499
                                                                  -------------    -------------    -------------
        Total current liabilities                                     4,676,029        7,506,310        6,958,471
Long-term debt                                                                -                -            9,306
Long-term accrued expenses                                              231,505          231,505                -
Long-term deferred revenue                                            1,780,928        1,780,928        1,612,928
Minority interest                                                     1,533,854        1,533,854        1,533,854
                                                                  -------------    -------------    -------------
        Total liabilities                                             8,222,316       11,052,597       10,114,559
                                                                  -------------    -------------    -------------
Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized
        7,500,000 shares:
      Series 2000 A convertible preferred stock; 30,000
        shares authorized; 5,963, 6,598 and 7000 shares
        outstanding in pro forma 2001, actual 2001 and 2000,
        respectively (liquidation value $600,000)                            60               66               76
      Series 1998 C convertible preferred stock; 50,000
        shares authorized; 20,854, 32,354 and 32,354 shares
        outstanding in  pro forma 2001, actual 2001 and 2000,
        respectively (liquidation value $2,085,000)                         209              324              324
   Common stock, par value $.01 per share; authorized
        42,000,000 shares: issued and outstanding
        41,423,315, 14,442,807 and 13,492,520 shares
        in pro forma and actual 2001 and 2000,
        respectively                                                    414,233          144,327          134,925
   Additional paid-in capital                                       129,047,327      129,317,112      129,319,027
   Accumulated  deficit                                            (135,574,040)    (138,713,417)    (133,069,134)
                                                                  -------------    -------------    -------------
        Total stockholders' deficit                                  (6,112,211)      (9,251,588)      (3,614,782)
                                                                  -------------    -------------    -------------
                                                                  $   2,110,105    $   1,801,009    $   6,499,777
                                                                  =============    =============    =============

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                              Year Ended October 31,
                                                                    2001             2000            1999
                                                                    ----             ----            ----
Revenues:
  Product sales, net                                              $2,997,775     $ 6,341,488      $6,566,022
  Research contract revenue                                          222,813          50,000         676,277
                                                                 -----------    ------------     -----------
Total revenues                                                     3,220,588       6,391,488       7,242,299
                                                                 -----------    ------------     -----------
Costs and expenses, including related party
  amounts of none, none, and $155,879
  in 2001, 2000 and 1999, respectively:
     Cost of products sold                                         2,831,301       6,000,395       5,975,954
     Research and development:
        Funded by third parties                                            -               -         318,559
        Self funded                                                  570,043       2,069,500       2,318,334
     Selling, general and administrative                           3,138,545       5,500,676       6,832,761
     Special charges                                               1,778,183       1,049,870               -
                                                                 -----------    ------------     -----------
  Total costs and expenses                                         8,318,072      14,620,441      15,445,608
                                                                 -----------    ------------     -----------
Operating loss                                                    (5,097,484)     (8,228,953)     (8,203,309)
                                                                 -----------    ------------     -----------
Other income (expense)
     Net interest expense, including $228,819
        and $144,167 to related parties in 2001
        and 2000, respectively                                      (491,147)       (840,736)       (522,894)
     Other income, net                                               419,693          93,079         114,932
                                                                 -----------    ------------     -----------
  Total other income (expense), net                                  (71,454)       (747,657)       (407,962)
                                                                 -----------    ------------     -----------
Net loss                                                          (5,168,938)     (8,976,610)     (8,611,271)

Dividends on preferred stock, including assumed
     incremental yield of $611,622 and $786,444 for 2000
     and 1999, respectively (including related party
     amounts of $432,833, $302,887 and $258,832 in 2001,
     2000, and 1999, respectively                                    475,345       1,071,976       1,142,180
                                                                 ------------        ---------   -----------
Net loss allocable to common stockholders                        ($5,644,283)   ($10,048,586)    ($9,753,451)
                                                                 ===========    ============     ===========
Basic and diluted net loss per common share                           ($0.39)         ($0.84)         ($1.05)
                                                                 ===========    ============     ===========
Weighted average common shares outstanding                        14,299,000      11,907,000       9,248,000
                                                                 ===========    ============     ===========

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' (Deficit) Equity
                  Years ended October 31, 2001, 2000, and 1999

                                                                     Convertible                          Additional
                                                                   Preferred Stock    Common Stock     Paid-in Capital
                                                                   ---------------    ------------     ---------------
Balance, November 1, 1998                                                 $ 519          82,426        $122,162,964
Issuance of 1,738 shares of common stock
   and transfer of 5,037 shares of treasury stock for
   employee benefits                                                          -              17             (52,527)
Private placement of 500,000 shares of common stock,
   net of issuance costs                                                      -           5,000           1,530,208
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                          150             200           1,356,650
Conversion of 19,500 shares of Series 1999 A convertible
   preferred stock to 1,155,975 shares of common stock
   including the transfer of 15,175 shares out of treasury stock           (195)         11,408            (600,908)
Issuance of 17,221 shares of common stock in
   connection with consulting agreement                                       -             172              49,828
Dividends on preferred stock                                                  -             636             108,662
Net reduction in unrealized gain on securities                                -               -                   -
Net loss                                                                      -               -                   -
                                                                   ---------------   -------------    ---------------
Balance, October 31, 1999                                                   474          99,859         124,554,877
Issuance of 1,351,351 shares of common stock for the
   acquisition of certain assets                                              -          13,514           3,024,231
Conversion of 15,000 shares of Series 1999 A convertible
   preferred stock to 984,732 shares of common stock                       (150)          9,847              (9,697)
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                          150             200           1,399,150
Conversion of 7,380 shares of Series 2000 A convertible
   preferred stock to 1,044,225 shares of common stock                      (74)         10,442               9,999
Dividends on preferred stock                                                  -             908              87,115
Issuance of 200,000 warrants in connection with a loan
   agreement                                                                  -               -             183,556
Issuance of 15,544 shares of common stock for
   employee benefits                                                          -             155              39,676
Stock options granted under a consulting agreement                            -               -              30,120
Net loss                                                                      -               -                   -
                                                                    ---------------   -------------    ---------------
Balance, October 31, 2000                                                   400         134,925         129,319,027
Conversion of 1,022 shares of Series 2000 A convertible
   preferred stock to 888,151 shares of common stock                        (10)          8,881              (8,871)
Dividends on preferred stock                                                  -             521               6,956
Net loss                                                                      -               -                   -
                                                                   ---------------   -------------    ---------------
Balance, October 31, 2001                                                 $ 390       $ 144,327        $129,317,112
                                                                   ===============   =============    ===============

                                                                      Accumulated       Equity           Treasury
                                                                        Deficit       Adjustments      Stock at Cost        Total
                                                                      -----------     -----------      -------------        -----
Balance, November 1, 1998                                         ($114,665,164)      $ 3,912         ($659,390)        $ 6,925,267
Issuance of 1,738 shares of common stock
   and transfer of 5,037 shares of treasury stock for
   employee benefits                                                          -             -            69,695              17,185
Private placement of 500,000 shares of common stock,
   net of issuance costs                                                      -             -                 -           1,535,208
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                            -             -                 -           1,357,000
Conversion of 19,500 shares of Series 1999 A convertible
   preferred stock to 1,155,975 shares of common stock
   including the transfer of 15,175 shares out of treasury stock              -             -           589,695                   -
Issuance of 17,221 shares of common stock in
   connection with consulting agreement                                       -             -                 -              50,000
Dividends on preferred stock                                           (355,736)            -                 -            (246,438)
Net reduction in unrealized gain on securities                                -        (3,912)                -              (3,912)
Net loss                                                             (8,611,271)            -                 -          (8,611,271)
                                                                 ---------------   -----------     -------------      --------------
Balance, October 31, 1999                                          (123,632,171)            -                 -           1,023,039
Issuance of 1,351,351 shares of common stock for the
   acquisition of certain assets                                              -             -                 -           3,037,745
Conversion of 15,000 shares of Series 1999 A convertible
   preferred stock to 984,732 shares of common stock                          -             -                 -                   -
Private placement of 15,000 shares of convertible preferred
   stock, net of issuance costs, including 20,000 shares
   of common stock                                                            -             -                 -           1,399,500
Conversion of 7,380 shares of Series 2000 A convertible
   preferred stock to 1,044,225 shares of common stock                        -             -                 -              20,367
Dividends on preferred stock                                           (460,353)            -                 -            (372,330)
Issuance of 200,000 warrants in connection with a loan
   agreement                                                                  -             -                               183,556
Issuance of 15,544 shares of common stock for
   employee benefits                                                          -             -                 -              39,831
Stock options granted under a consulting agreement                            -             -                 -              30,120
Net loss                                                             (8,976,610)                                         (8,976,610)
                                                                 ---------------   -----------     -------------      --------------
Balance, October 31, 2000                                          (133,069,134)            -                 -          (3,614,782)
Conversion of 1,022 shares of Series 2000 A convertible
   preferred stock to 888,151 shares of common stock                          -             -                 -                   -
Dividends on preferred stock                                           (475,345)            -                 -            (467,868)
Net loss                                                             (5,168,938)            -                 -          (5,168,938)
                                                                 ---------------   -----------     -------------      --------------
Balance, October 31, 2001                                         ($138,713,417)      $     -          $      -        ($ 9,251,588)
                                                                 ===============   ===========     =============      ==============

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                                                      Year Ended October 31,
                                                               2001             2000          1999
                                                               ----             ----          ----
Cash flows from operating activities:
  Net loss                                                  ($5,168,938)    ($8,976,610)   ($8,611,271)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization expense                      517,458       1,827,304        702,399
     (Gain) loss on sale or disposition of assets              (415,093)              -        101,000
     Noncash interest and other expense                       2,302,590         367,905        351,861
     Changes in operating assets and liabilities,
       net of effects from acquisitions:
       Decrease (increase) in inventory                       1,750,862       4,229,578     (1,059,643)
       Decrease in trade receivables, net                       305,717       1,069,209      1,652,947
       Decrease in prepaid expenses
        and other current assets                                160,711         102,370        237,028
       (Decrease) increase in accounts payable and
        accrued expenses                                       (475,355)        568,077        619,053
       Decrease in deferred revenue                                   -               -       (485,853)
       Other                                                    105,518         229,267         90,404
                                                           ------------    ------------   ------------
   Net cash used in operating activities                       (916,530)       (582,900)    (6,402,075)
                                                           ------------    ------------   ------------
Cash flows from investing activities:
   Proceeds from maturities of temporary
    investments                                                       -               -        813,150
   Proceeds from sale of assets                                 545,729               -              -
   Purchase of plant and equipment                                    -         (45,601)      (101,796)
                                                           ------------    ------------   ------------
   Net cash provided by (used in) investing activities          545,729         (45,601)       711,354
                                                           ------------    ------------   ------------
Cash flows from financing activities:
  Net proceeds from sale of common
   and convertible preferred stock, net of
   issuance costs                                                     -       1,399,500      2,892,208
  Net proceeds from issuance of common
   shares under stock option plan                                     -          39,831          4,449
  Repayment of capital lease obligation                        (213,450)       (241,880)      (297,304)
  Net (repayments) proceeds from line of credit                (623,972)     (1,568,173)     1,081,931
  Proceeds from term loan                                     1,000,500       1,500,000              -
                                                           ------------    ------------   ------------
Net cash provided by financing activities                       163,078       1,129,278      3,681,284
                                                           ------------    ------------   ------------

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

                                                                     Year Ended October 31,
                                                                2001          2000         1999
                                                                ----          ----         ----
Net increase (decrease) in cash and cash equivalents           (207,723)     215,777    (2,009,437)

Cash and cash equivalents, beginning of year                    215,777            -     2,009,437
                                                             ----------     --------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                       $    8,054     $215,777   $         -
                                                             ==========     ========   ===========
--------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the year for:
     Interest                                                $  114,004     $328,175   $   211,226
     Income taxes                                                     -            -             -

NONCASH INVESTING AND FINANCING ACTIVITIES:

During fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchange for $250,000 in credits to be applied toward future costs of production at that facility.

In fiscal 2001, 2000 and 1999, the Company issued 888,151, 2,028.957, and
1,155,975 shares, respectively of common stock upon conversions of the Company's convertible preferred stock, of which 46,924 shares were transferred, from treasury stock in fiscal 1999. Noncash dividends on preferred shares settled through the issuance of 52,136, 90,737, and 63,506 shares of common stock amounted to $7,478, $107,482, and $109,298 in fiscal 2001, 2000 and 1999, respectively.

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

In 1999, the Company transferred 5,037 shares of treasury stock to outstanding shares pursuant to certain employee benefit plans. Also in 1999, the Company issued 1,738 shares of common stock pursuant to certain employee benefit plans.

In fiscal 1999, the Company issued 17,221 shares of common stock pursuant to a consulting agreement.

In fiscal 1999, the Company incurred debt totaling $304,810 for the acquisition of equipment.

See accompanying notes to consolidated financial statements.

                          ECOGEN INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                         October 31, 2001, 2000 and 1999

(1) Basis of Presentation and Summary of Significant Accounting Policies

Organization and business activities:
     The consolidated financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Included in other long-term obligations is $1,534,000, which represents cash received from the minority stockholders of the Company's research and development subsidiary. Such amounts were recorded as other long-term obligations in accordance with Statement of Financial Accounting Standards ("SFAS") No. 68, "Research and Development Arrangements."

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

                          ECOGEN INC. AND SUBSIDIARIES

Long-Lived Assets:

     Long-lived assets consist of plant and equipment and identifiable intangibles. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company reviews long-lived assets for impairment whenever events or changes in business circumstances occur that indicate that the carrying amount of the assets may not be recoverable. The Company assesses the recoverability of long-lived assets held and to be used and assets to be sold based on fair value. In fiscal 2001 and 2000, an impairment charge of $1,393,000 and $1,050,000, respectively was recorded as a special charge (see note 16.)

     Plant and equipment are recorded at cost. Depreciation is computed by utilizing an accelerated method over the estimated useful lives of the related assets, which range from three to ten years. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the estimated useful lives of the improvements or the remaining lease term.

     Identifiable intangible assets, principally product rights acquired from Mycogen were being amortized using the straight-line method primarily over seven years, their estimated useful life. During the fourth quarter of fiscal 2001, the Company recorded an impairment charge of $1,393,000 for the net book value of the intangibles assets (see note 8 and note 16.)

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

                          ECOGEN INC. AND SUBSIDIARIES

Stock-Based Compensation:

     SFAS No. 123, "Accounting for Stock-Based Compensation," presents companies with the alternative of retaining the current accounting for stock-based compensation or adopting a new accounting method based on the estimated fair value of equity instruments granted to employees during the year. The Company elected to adopt the disclosure provisions as required by SFAS No. 123 (see note 13).

(2) Liquidity

     The Company has reported net loses allocable to common stockholders of ($5,644,000), ($10,049,000), and ($9,754,000) for the fiscal years ended
     October 31, 2001, 2000, and 1999. The loss from inception in 1983 to October 31, 2001 amounts to ($138,713,000). Further, the Company has a working capital deficit, a stockholders' deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company had secured borrowings under a working capital line of credit, which expired on June 29, 2001. The balance under the line of credit was repaid in fiscal 2001. At October 31, 2001, the Company also secured a $1,500,000 term loan from a bank that is controlled by a principal stockholder of the Company's majority stockholder ("Term Loan") and $1,000,000 of promissory notes from a corporation affiliated with the majority stockholder ("Notes") that are due on June 23, 2002. Subsequent to October 31, 2001, the Company borrowed an additional $405,000 under its Notes with a corporation affiliated with the Company's majority stockholder.

     On May 6, 2002, the Company signed an Asset Purchase Agreement with Certis USA, LLC ("Certis"), an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants as described in note 9. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive net cash proceeds of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove liens on the assets and approximately $100,000 of accounts payable and accrued expenses. The balances due under the Term Loan and the Notes, including accrued interest were $3,260,000 as of May 16, 2002.

     After the payments of the Company's liabilities as described above, the net proceeds from the sale of approximately $655,000 will not be sufficient for the Company to pay its existing liabilities. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the curtailment of all manufacturing until it is able to sell assets. The Company needs to sell other assets or obtain financing to

                          ECOGEN INC. AND SUBSIDIARIES

(2)  Liquidity, (con't)

       provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential sales. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology, including products, if any, commercialized by the Monsanto Company utilizing the Company's technology (see note 9.)

(3)  Inventory

       Inventory consists of the following components as of October 31, 2001 and 2000:

                                                         2001          2000
                                                         ----          ----
       Raw materials and packaging supplies            $      -     $  438,000
       Work in process                                        -        213,357
       Finished goods                                   300,322      1,399,827
                                                       --------     ----------
                                                       $300,322     $2,051,184
                                                       ========     ==========

(4)  Plant and Equipment

       Plant and equipment consists of the following components as of October 31, 2001 and 2000:

                                                         2001           2000
                                                         ----           ----
       Manufacturing and laboratory equipment         $ 1,162,398   $ 3,341,294
       Office furniture and sales equipment               203,286       704,113
       Leasehold improvements                           2,593,328     3,015,923
                                                      -----------   -----------
                                                        3,959,012     7,061,330
       Less accumulated depreciation and amortization  (3,929,458)   (6,383,499)
                                                      -----------   -----------
                                                      $    29,554   $   677,831
                                                      ===========   ===========

       A $1,050,000 impairment reserve was recorded in fiscal 2000 principally related to the Company's shut down of its fermentation and formulation pilot plant (see note 16).

       During fiscal 2001, the Company transferred ownership in certain fixed assets, with a net book value of $279,000, to a contract manufacturer of the Company in exchange for $250,000 in credits to be used for future costs of production at that facility. Such amount was recorded as prepaid expense. If at the end of two years, the Company has not utilized the full amount of the credits for production, the balance due will be paid to the Company in cash. During fiscal 2001, no credits were recorded against the prepaid expense due to no production at that facility. The Company does not anticipate any further production with this contract manufacturer.

(5)  Intangible and Other Assets

       At October 31, 2001 and 2000, intangible and other assets, net consisted of the following:

                                                         2001           2000
                                                         ----           ----
          Product registrations                       $        -    $1,464,000
          Trademarks                                           -       182,000
          Prepaid royalties                              747,275       769,121
          Other                                           30,818       238,450
                                                      ----------    ----------
                                                      $  778,093    $2,653,571
                                                      ==========    ==========

                          ECOGEN INC. AND SUBSIDIARIES

(5)  Intangible and Other Assets, con't

       The product registration, trademarks and certain of the prepaid royalties were a result of the Mycogen acquisition in fiscal 2000. Amortization of intangibles and other assets aggregated $250,000 and $167,000 for the year ended October 31, 2001 and 2000, respectively. As a result of the termination by Dow AgroScience LLC, ("Dow") of the purchase and supply agreement as disclosed in note 8, effective October 31, 2001 the Company recorded an adjustment of $1,393,000 to write off the net book value of the intangibles associated with the acquired Mycogen products.

(6)  Accrued Expenses

       Included in accounts payable and accrued expenses on the accompanying consolidated balance sheet are accrued expenses that consists of the following components as of October 31, 2001 and 2000:

                                                               2001          2000
                                                               ----          ----
           Current portion of capital lease obligations    $    4,415      $208,558
           Dividends                                        1,181,517       693,132
           Accrued lease costs                                154,023             -
           Consumer rebates                                   159,603       295,160
           Royalties                                          125,567       130,208
           Other                                              376,187       632,046
                                                           ----------      --------
                                                           $2,001,312    $1,959,104
                                                           ==========    ==========

(7)  Long-term Debt

       During 1998, the Company obtained a secured, revolving working capital line of credit for up to $5.0 million with a financial institution. The working capital line of credit expired in August 2000 (but was extended to June 2001)., The line bore interest at prime plus 3.25 % based on certain events of default in fiscal 2000 (previously prime plus 1.25%) and was fully collateralized by the Company's assets other than certain of its intellectual property rights. During fiscal 2001, the Company repaid the balance due under this line and the agreement has expired.

       On December 24, 1999, the Company obtained a secured loan ("Term Loan") for $1,500,000 with a financial institution that is controlled by a principal of the Company's majority stockholder. The Term Loan required a $500,000 principal payment in June 2000 (which was extended to June 30, 2001) with the balance due in June 2001. During fiscal 2001, the Term Loan was extended until June 23, 2002. The Term Loan bears interest at prime plus 2%. The Company's assets collateralize the Term Loan. A corporation affiliated with the Company's majority stockholder has guaranteed the Term Loan. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. Such warrants have a value of approximately $200,000, which has been recorded as deferred debt expense. This amount is being amortized as interest expense over the life of the loan.

       During fiscal 2001, the corporation affiliated with the Company's majority stockholder loaned the Company $1,000,000 pursuant to promissory notes ("Notes") bearing interest at 12% and secured by an interest in any success fees received under its agreement with Monsanto Company (see note
       10). The due date for the Notes was extended to June 23, 2002. Subsequent to October 31, 2001, such corporation loaned the Company an aggregate of $405,000 under the same terms as the aforementioned Notes. At the time of entering into the additional loans, the corporation was granted a security interest in all of the Company's assets.

       The agreement with Certis as described in note 20 requires that the term loan and the promissory notes be repaid concurrent with the closing in order to remove the lien against the assets to be sold.

                          ECOGEN INC. AND SUBSIDIARIES

(8)  Acquisition

        On February 15, 2000, the Company completed its acquisition of certain assets of the sprayable Bt bioinsecticide business of Mycogen Corporation, an affiliate of Dow AgroSciences LLC ("Dow"). The Company issued 1,351,351 shares of the Company's common stock valued at $3,386,000 upon the closing of the transaction. Prior to the closing, the Company acquired approximately $400,000 of Mycogen's inventory of sprayable Bt products, under a distribution agreement effective January 1, 2000. Under the terms of the agreement, Mycogen has agreed to hold the shares for a three-year period, except in the event of certain change in control transactions. Mycogen was granted certain demand and piggyback registration rights with respect to the shares. In addition, Mycogen has the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company. Mycogen also has been granted certain market price protection rights at the time that Mycogen sells the shares, which may result in the issuance of additional shares, which may not exceed 20% of the Company's outstanding shares without stockholder approval. The Company and Dow also entered into a five-year supply agreement and a distribution agreement granting exclusive rights to Dow to sell the acquired products in Mexico, New Zealand and Australia.

        In January 2002, Dow terminated the supply agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the supply agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. As a result effective October 31, 2001, the Company has recorded an impairment reserve for $1,393,000, the net book value of its intangible assets associated with the Mycogen acquisition.

        The acquisition was accounted for as a purchase and, accordingly, the total purchase price for the assets of $3,386,000, including out of pocket expenses, was allocated based upon their fair value at the date of acquisition. The assets acquired included inventory of $991,000 and certain identifiable intangible assets of $1,766,000, including a license to certain genes and strains and product registration and data citation rights. Included in the purchase price is inventory acquired by the Company prior to the final closing under a distribution agreement. The agreement also provides that the Company has no obligation for past or future royalties under a 1998 settlement agreement with Mycogen on a patent infringement dispute. Under purchase accounting, part of the purchase price ($565,000) has been allocated to other assets for the fully, paid-up royalty and any amounts previously accrued under the settlement agreement have been eliminated in purchase accounting.

(9)  Research, Development and License Agreements

        In January 1996, the Company entered into an agreement with Monsanto Company ("Monsanto") for an equity investment, purchase of technology and joint research and development arrangement relating to the Company's proprietary Bacillus thuringiensis ("Bt") technology for in-plant applications (collectively, the "Monsanto Transaction"). The transaction included (i) the acquisition by Monsanto of certain rights to the Company's Bt technology for an aggregate nonrefundable purchase price of $5,000,000 in cash, which was recorded as license and other income in the first quarter of fiscal 1996, (ii) the sale by the Company to Monsanto of common stock for an aggregate purchase price of $10,000,000, and (iii) a research and development ("R&D") collaboration arrangement with Monsanto, which, by amendment, expired in January 1999, for the further development of the Company's Bt gene library for a minimum of $10,000,000. Under this agreement, the Company recognized as research contract revenue approximately none, none, and $500,000 in fiscal 2001, 2000 and 1999, respectively. Also under this agreement, the Company is entitled to receive commercialization success fees from any products incorporating the Company's technology that are commercialized by Monsanto. Monsanto advanced approximately $1,200,000 of

                          ECOGEN INC. AND SUBSIDIARIES

(9)  Research, Development and License Agreements, (con't)

        commercialization success fees. These payments, plus related interest, are recorded as deferred revenue in long-term liabilities and will be recognized as revenue when earned as Monsanto commercializes products with technology developed by Ecogen. However there are no assurances that Monsanto will be successful in commercializing any of the Company's technologies.

(10) Preferred Stock

Series 1998 A Convertible Preferred Stock:
        In June 1998, the Company sold 20,000 shares of Series 1998 A 8% convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1,795,000. The holder of the preferred stock was also issued five-year warrants to purchase 180,000 shares of common stock at $3.525 per share. Included in the fee paid to the placement agent in connection with the transaction were 24,000 shares of the Company's common stock. During fiscal 1999, the Company issued 1,155,975 shares of its common stock in exchange for 19,500 shares of the Company's Series 1998A convertible preferred stock. The Company also issued 63,506 shares of its common stock in payment of cumulative dividends at the time of conversion.

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

Series 1998 C Convertible Preferred Stock:
        In August 1998, the Company exchanged an 8% convertible secured note due in October 2002 in the amount of $3,235,000 for 32,354 shares of newly issued 8% Series 1998 C convertible preferred stock with a stated value of $100 per share. Dividends on the preferred stock are payable semi-annually in cash or shares of preferred stock at the option of the Company (as set forth below effective September 2000, dividends may no longer be paid in shares of the Company's common stock.). The preferred stock has no voting rights except with respect to certain matters affecting the preferred stock. At the election of the holder, the preferred stock may be converted into common stock of the Company at any time and from time-to-time beginning in August 1999 at a conversion price equal to the lesser of $2.125 per share (subject to adjustment under certain circumstances) and the average market price, as defined in the agreement, over a five-day period at the time of conversion. The Company, at its option, may require conversion of the preferred stock if the average market value of the Company's common stock is greater than $4.00 per share over a ten-day period. The Company, at its option, may redeem the preferred stock at 125% of the stated value. Furthermore, in certain circumstances, all of which are in the control of the Company, the Company may be required to redeem the preferred stock at various premiums over stated value. If the Company is unable to issue sufficient shares of common stock within a specified period of time after the holder has requested conversion or the common stock has a market value of less than $1.00 per share for 30 consecutive days, the dividend rate may increase and the Company could be required to pay such dividends in cash. In September 2000, the dividend rate was increased to 15% per year as a result of the Company's shares trading below $1.00. Such dividends are now required to be paid in cash. The Company is in violation of the agreement because it is unable to pay such cash dividends under Delaware Corporate Law as a result of its deficit in capital. As a result of the inability to pay dividends, the Company is required to appoint two designees of the holders of a majority of the outstanding preferred stock to the Company's Board of Directors.

                          ECOGEN INC. AND SUBSIDIARIES

(10) Preferred Stock, (con't)

Series 1998 C Convertible Preferred Stock, con't:
        In November 2001, 11,500 shares of the Series 1998 C preferred stock were converted into 25,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock. As a result of the conversion, the holder of the preferred stock owns 62% of the Company's outstanding common shares. After the conversion, 20,854 shares of the Series 1998 C Convertible Preferred Stock remain outstanding.

Series 1999 A Convertible Preferred Stock:
        In May 1999, the Company sold 15,000 shares of 7% Series 1999 A convertible preferred stock, stated value $100 per share, to an institutional investor for net proceeds of $1,357,000. The holder of the preferred stock was issued five-year warrants to purchase 120,000 shares of common stock at $3.98 per share. Included in the fee paid to the placement agent in connection with the transaction were 20,000 shares of the Company's common stock. In accordance with the terms of the Series 1999 A preferred stock, the Company is required to recognize an assumed incremental yield of $786,000 (calculated at the date of issuance based on the conversion formula in the agreement). Such amounts were amortized as preferred stock dividends over a seven-month period beginning with the date of issuance. During fiscal 2000, the holder of the preferred converted 15,000 shares of preferred stock into 984,732 shares of the Company's common stock. At the time of conversion, the Company issued 52,356 shares of its common stock in payment of cumulative dividends on the preferred stock.

Series 2000 A Convertible Preferred Stock
        On February 14, 2000, the Company sold 15,000 shares of Series 2000 A 7% convertible preferred stock, stated value $100 per share, to institutional investors for net proceeds of $1,399,000. The liquidation value of the preferred stock is $1,00 per share. The holders of the preferred stock were issued five-year warrants to purchase up to 200,000 shares of common stock at $2.66 per share. Dividends were payable quarterly in cash or stock at the option of the Company. As a result of the Company's common stock being delisted from the Nasdaq National Market, effective with the September 30, 2000 dividend payment date, such dividends are payable in cash. The Company is in violation of its preferred stock agreement because under Delaware Corporate Law the Company cannot pay cash dividends because of its deficit in its capital accounts.

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

        In accordance with the terms of the Series 2000 A preferred stock the Company was required to recognize an assumed incremental yield of $612,000 (calculated at the date of issuance based on the conversion formula in the agreement). Such amount was amortized as preferred stock dividends over a seven-month period beginning with the date of issuance through the date the preferred stock is first convertible.

        During. fiscal 2001 and 2000, the Company issued 888,151 and 1,044,225, respectively, shares of its common stock in exchange for 1,100 and 7,380 shares of the preferred stock. At the time of the conversion, the Company also issued 52,136 and 38,381shares, respectively, of common stock in payment of cumulative dividends.

                          ECOGEN INC. AND SUBSIDIARIES

(10) Preferred Stock, (con't)

Series 2000 A Convertible Preferred Stock, con't
        Subsequent to October 31, 2001, the Company issued 1,874,353 shares of its common stock in exchange for 635 shares of the Company's Series 2000-A 7% Convertible Preferred Stock issued in February 2000. The Company also issued 163,935 shares of its common stock in payment of cumulative dividends at the time of conversion. On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, effective with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000. The Company is in default of the preferred stock agreement for the failure to pay cash dividends.

(11) Common Stock

        In July 1999, the Company sold 500,000 shares of common stock to an institutional investor in a private placement for $3.09 per share for net proceeds of $1,535,000.

        Certain shareholders have been granted demand and piggyback registration rights with respect to their shares, and one stockholder has the right of first refusal to purchase securities of the Company so as to maintain its ownership percentage in the Company.

(12) Warrants and Other Options

        As of October 31, 2001, the Company had the following warrants and options outstanding and exercisable into shares of the Company's common stock (excluding stock options issued under the Company's stock option plan - see note 13 of notes to the consolidated financial statements) as follows:

                             Shares of      Price Range Per      Expiration
                            Common Stock      Share/Unit            Dates
                            ------------      ----------            -----
        Warrants              700,001       $ 1.25 - $ 3.53      2003 - 2005
        Other Options          37,085       $44.22 - $57.94      2002 - 2003

(13) Stock Option Plan and Other Matters

        During 1999, the Company's stockholders approved the 1999 stock option plan ("1999 Option Plan") under which 1,500,000 shares of common stock may be issued. The Option Plan permits the granting of both incentive stock options and non-statutory stock options. The option price of the shares for incentive stock options may not be less than the fair market value of such stock at the grant date as determined under the 1999 Option Plan. Options are exercisable over a period determined by the Board of Directors, but not longer than ten years after grant date.

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

                          ECOGEN INC. AND SUBSIDIARIES

        Had the determination of compensation cost for these plans been based on fair value at the grant dates for awards under these plans, consistent with the method under SFAS No. 123, the Company's net loss allocable to common stockholders and basic and diluted net loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                             2001        2000       1999
                                                             ----        ----       ----
        Net Loss Allocable to Common Stockholders:
              As Reported                                   ($5,644)   ($10,049)   ($9,753)
              Pro Forma                                      (6,243)    (10,776)   (10,088)
        Basic and Diluted Net Loss Per Common Share:
              As Reported                                     (0.39)      (0.84)     (1.05)
              Pro Forma                                       (0.44)      (0.90)     (1.09)

        The resulting compensation expense may not be representative of compensation expense to be incurred on a pro forma basis in future years.

        The fair value of each option grant is estimated on the date of grant by using the Black-Scholes Option Pricing Model. The per share weighted-average fair values on the date of grant for options granted during 2001, 2000 and 1999 were none, $0.82, and $1.51, respectively. The following weighted-average assumptions were used for grants in fiscal 2001, 2000 and 1999:

                                                2001         2000         1999
                                                ----         ----         ----
              Expected Dividend Yield              0%          0%            0%
              Expected Volatility                100%        100%           85%
              Risk-Free Interest Rate            5.5%        8.5%-9.5%     9.5%
              Expected Option Lives (years)        3           3             3

        A summary of the status of the Option Plans as of October 31, 2001, 2000 and 1999 and changes during the years then ended are as follows:

                                              Options Outstanding
                                              -------------------
                                         Shares        Weighted-Average Exercise Price
                                         ------        -------------------------------
        Balance, October 31, 1998     1,150,661                  $  3.08
              Granted                   968,000                  $  2.47
              Exercised                  (1,738)                 $  2.56
              Canceled                 (339,397)                 $  2.68
                                      ---------
        Balance, October 31, 1999     1,777,526                  $  2.82
              Granted                   280,000                  $  1.22
              Exercised                 (15,544)                 $  2.56
              Cancelled                (318,315)                 $  2.51
                                      ---------
        Balance, October 31, 2000     1,723,667                  $  2.62
              Granted                         -                  $     -
              Exercised                       -                  $     -
              Cancelled                (359,345)                 $  2.51
                                      ---------
        Balance,October 31, 2001      1,364,322                  $  2.65
                                      =========

                          ECOGEN INC. AND SUBSIDIARIES

        The following table summarizes information about fixed stock options outstanding at October 31, 2001:

                                Options Outstanding                             Options Exercisable
        ---------------------------------------------------------------         -------------------
                                        Weighted-
                            Number       Average          Weighted-                   Number           Weighted-
          Range of       Outstanding    Remaining          Average                 Exercisable          Average
         Exercise Price at 10/31/01  Contractual Life   Exercise Price             at 10/31/01      Exercise Price
         -------------- -----------  ----------------   --------------             -----------      --------------
         $0.88-$1.53       755,000     7.45 years       $   1.16                     640,000          $ 1.20
             2.50          254,000     7.60 years           2.50                      87,333            2.50
             2.56           19,922     5.17 years           2.56                      19,922            2.56
           2.63-3.25       161,000     6.41 years           3.07                     146,000            3.09
          5.88-53.06       174,400     3.01 years           8.94                     174,400            8.92
                         ---------                                                 ---------
          1.25-53.06     1,364,322     6.77 years           2.62                   1,076,655            2.86
                         =========                                                 =========

(14) Geographic Area and Related Information

        The Company's operations, which are substantially located in the United States, consist primarily of the research, development and marketing of biopesticide and related products, which constitutes one industry segment. Of the United States revenues from unaffiliated customers, $1.3 million, $2.0 million and $2.1 million were export revenues in fiscal 2001, 2000 and 1999, respectively.

        Sales derived from one customer aggregated 15% of total revenues in fiscal 2001. Sales derived from three customers aggregated 13%, 18% and 18% of total revenues, respectively, in fiscal 2000. Sales derived from one customer aggregated 22% of total revenues in fiscal 1999. Sales derived from another customer aggregated 13% of total revenues in fiscal 1999.

(15) Income Taxes

        The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of October 31, 2001 and 2000 are presented below (in thousands):

                                                            2001           2000
                                                            ----           ----
        Deferred tax assets:
        Purchased research, development and
          investment in affiliated companies               $ 9,667       $ 9,667
        Net operating loss carryforwards                    31,858        31,377
        Research experimentation credit
          carryforward                                       2,057         2,300
        Other                                                1,687         1,687
                                                           -------       -------
        Total gross deferred tax assets                     45,269        45,031
        Less valuation allowance                            45,157        44,831
                                                           -------       -------
        Net deferred tax assets                                112           200
                                                                         -------
        Deferred tax liabilities:
                 Furniture, equipment, and leasehold
                   improvements, principally due to
                   differences in depreciation                (112)         (200)
                                                           -------       -------
                 Total gross deferred tax
                   liabilities                                (112)         (200)
                                                           -------       -------
                 Net deferred taxes                        $     -       $     -
                                                           =======       =======

                          ECOGEN INC. AND SUBSIDIARIES

(15) Income Taxes, (con't)

        The net change in the total valuation allowance for fiscal 2001 and 2000 was an increase of approximately $330,000 and $3,000,000 respectively.

        At October 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of approximately $93.4 million, expiring from 2002 through 2016, which are available to offset future Federal taxable income, if any. The Company also has research and experimentation tax credit carryforwards for Federal income tax purposes of approximately $2.1 million, which are available to reduce future Federal income taxes, if any, expiring from 2002 through 2012. The Company's ability to use such net operating loss and research and experimental credit carryforwards is subject to certain limitations due to ownership changes, as defined by rules enacted with the Tax Reform Act of 1986

(16) Special Charges and Fourth Quarter Adjustments

        During the fourth quarter of fiscal 2001, the Company recorded an impairment loss reserve of $1,393,000 as described in note 8 and a provision for lease costs for underutilized lease facilities of $386,000.

        During the fourth quarter of fiscal 2000, the Company recorded a special charge of $1,050,000 for the write-down of long-lived assets (i.e. plant and equipment) to fair value primarily as a result of the planned shut down of its fermentation and formulation pilot plant in fiscal 2001. Also in the fourth quarter, the Company recorded a special charge in cost of products sold of $391,000 for the write off of inventory associated with the Company's decision to discontinue selling its biofungicide products.

        During the fourth quarter of fiscal 1999, the Company recorded an addition to the reserve for inventory obsolescence and rework of approximately $400,000.

(17) Profit Sharing 401(k) Plan

        The Company has a 401(k) Profit Sharing Plan (the "401(k) Plan") which covers substantially all full-time U.S. employees. All eligible employees may elect to contribute a portion of their wages to the 401(k) Plan, subject to certain limitations. The Company contributes 75% of the employees' contributions for employees with under five years of service, and 100% for employees with greater than five years of service, subject to a maximum equal to 6% of the employees' compensation. The matching Company contribution vests over a five-year period. Employees may elect to have the Company matching contribution in Ecogen common stock. The Company contributed approximately $40,000, $100,000 and $.100,000 to the 401(k) Plan in fiscal 2001, 2000 and 1999 respectively.

(18) Related-party Transactions

        A director elected during fiscal 1998 is a partner of an investment firm that holds 62% of the Company's outstanding shares and all of the Company's outstanding Series 1998 C preferred stock. The Company recorded dividends on such preferred stock of $433,000, $303,000 and $259,000 during the fiscal years ended October 31, 2001, 2000 and 1999, respectively. During fiscal 2000, the Company also issued warrants to purchase 200,000 shares of the Company's common stock at $1.25 per share to the investment firm in connection with the guarantee of a loan.

        During fiscal 2001, a corporation affiliated with the Company's majority stockholder loaned the Company an aggregate of $1,000,000 and the Company recorded interest expense on the Notes of approximately $100,000 in fiscal 2001. Also during fiscal 2001 and 2000, the Company recorded interest expense of approximately $200,000 and $100,000, respectively to a bank controlled by a partner in the investment firm.

                          ECOGEN INC. AND SUBSIDIARIES

(19) Commitments and Contingencies

Leases:
        The Company leases its facilities and certain equipment and automobiles under various noncancelable operating and capital leases. Rental expense charged to operations aggregated approximately $200,000, $200,000, and $300,000 for fiscal 2001, 2000 and 1999 respectively. Further in fiscal 2001, the Company recorded a provision of $386,000 representing estimated future lease costs associated with underutilized facilities.

        Minimum lease payments under noncancelable long-term leases for the years subsequent to October 31, 2001 are as follows (in thousands):

                                                Operating
                                                  Leases
                                                  ------
                                   2002           $   228
                                   2003               207
                                   2004               222
                                   2005                85
                                   2006                 -
                                                  -------
               Total minimum lease payments       $   742
                                                  =======

Litigation:
        The Company currently is party to various lawsuits for nonpayment of amounts past due aggregating approximately $200,000 to various vendors. Amounts due vendors are included in accounts payable and accrued expenses on the accompanying October 31, 2001 balance sheet except for any interest claims.

(20) Subsequent Events:

Conversions of Preferred Stock
        In November 2001, 11,500 shares of the Series 1998 C preferred stock were converted into 25,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock. As a result of the conversion, the holder of the preferred stock owns 62% of the Company's outstanding common shares. After the conversion, 20,854 shares of the Series 1998 C Convertible Preferred Stock remain outstanding.

        Through May 16, 2002, the Company issued 2,183,313 shares of its common stock in exchange for 725 shares of the Company's Series 2000-A 7% Convertible Preferred Stock issued in February 2000. The Company also issued 163,935 shares of its common stock in payment of cumulative dividends at the time of conversion.

        Assuming the aforementioned conversions of preferred stock had taken place at October 31, 2001, on a pro forma basis the Company's outstanding shares of common stock would have been 41,780,095 and the net loss allocable to common stockholders per share would have been ($0.14).

Sale of Assets:
        On May 6, 2002, the Company signed an Asset Purchase Agreement with Certis, an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax, Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants as described in note 9. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio- pesticide uses, product

                          ECOGEN INC. AND SUBSIDIARIES

(20) Subsequent Events, con't

Sale of Assets, con't:
       registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive net cash proceeds of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove liens on such assets and approximately $100,000 of accounts payable and accrued expenses. Subsequent to October 31, 2001, the Company borrowed an additional $405,000 under the Notes. The balances due under the Term Loan and the Notes, including accrued interest were $3,260,000, as of May 16, 2002.

     A summary of assets to be sold is as follows:

               Inventory                                 $   64,000
               Other current assets                          65,000
               Intangibles and other assets                 747,000
                                                         ----------
                                                            876,000
               Net Proceeds                               4,015,000
                                                         ----------
               Gain on sale of assets                    $3,139,000
                                                         ==========

(21) Unaudited Pro Forma Consolidated Balance Sheet

        The unaudited pro forma consolidated balance sheet presented is based upon the Company's historical consolidated balance sheet at October 31, 2001, after giving effect to (i) the sale of the assets described in note 20 and the receipt of $4,015,000 net proceeds from the sale, (ii) the prepayment of $1,634,000 for amounts due under the Term Loan and $1,096,000 under the Notes including accrued interest at October 31, 2001, as described previously in note 3, (iii) the conversion of preferred stock described in note 20 and (iii) the payment of $100,000 in accounts payable and accrued expenses.

                                                                     Schedule II

                          ECOGEN INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                   Years ended October 31, 2001, 2000 and 1999

               Column A                      Column B     Column C      Column D    Column E

                                                          Additions    Deductions
                                            Balance at   Charged to                Balance at
                                             Beginning    Costs and                  End of
                                             of Period    Expenses                   Period
 2001:
   Allowance for doubtful accounts          $   98,393    $        -   $  15,910    $   82,483
   Reserve for inventory obsolescence        1,094,490       395,732     622,233       867,989

 2000:
  Allowance for doubtful accounts           $  129,023    $   29,410   $  60,040    $   98,393
  Reserve for inventory obsolescence           700,404     1,012,825     619,739     1,094,490
                                             =========    ==========   =========    ==========

1999:
  Allowance for doubtful accounts           $   80,000    $   92,928   $  43,905    $  129,023
  Reserve for inventory obsolescence           401,371       900,000     600,967       700,404
                                             =========    ==========   =========    ==========

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

Date: May 21, 2002


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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated as of May 21, 2002.

Signature                   Title                                   Date
---------                   -----                                   ----

/s/ James P. Reilly, Jr.    Chairman,  Chief  Executive  Office,    May 21, 2002
------------------------
James P. Reilly, Jr.        Director  and  Secretary  (Principal
                            Executive  Officer and Acting  Chief
                            Financial and Accounting Officer)
/s/ Philippe D. Katz
--------------------
Philippe D. Katz            Director                                May 21, 2002

/s/ Lowell N. Lewis         Director                                May 21, 2002
-------------------
Lowell N. Lewis

/s/ John R. Sutley          Director                                May 21, 2002
------------------
John R. Sutley