Form 10-Q
period 2002-01-31
ECOGEN INC
filed 2002-05-22
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For Quarter Ended January 31, 2002
                                         ----------------

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

            Class                                    Outstanding at May 16, 2002
            -----                                    ---------------------------

Common Stock, $.01 par value                                          41,780,095

                                   ECOGEN INC.
                                   -----------

                                      INDEX

                                                                                                  Page
                                                                                                  ----
PART I - FINANCIAL INFORMATION

  Item 1    - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets-Pro Forma as of January
         31, 2002 and Actual as of January 31, 2002 and October 31, 2001 .....................       1

     Unaudited Consolidated Condensed Statements of Operations
         for the three months ended January 31, 2002 and 2001 ................................       2

     Unaudited Consolidated Condensed Statement of Stockholders' Deficit for the
         three months ended January 31, 2002 .................................................       3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the three months ended January 31, 2002 and 2001 ................................       4

     Notes to Unaudited Consolidated Condensed Financial
         Statements ..........................................................................       6

  Item 2    - Management's Discussion and Analysis of Results
                of Operations and Financial Condition ........................................      11


PART II - OTHER INFORMATION

  Item 6(a) - Exhibits .......................................................................      16

                          ECOGEN INC. AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------------
                                                                   Unaudited
Assets                                                             Pro Forma                         Actual
                                                                  January 31,          January 31,            October 31,
                                                                     2002                 2002                   2001
-------------------------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                  $     1,113,549      $             -         $      $ 8,054
   Trade receivables, net                                              78,254               78,254                311,024
   Inventory, net                                                      47,030               47,030                300,322
   Prepaid expenses and other current assets                          297,508              297,508                373,962
   Assets held for sale                                                     -              128,954                      -
-------------------------------------------------------------------------------------------------------------------------
      Total current assets                                          1,536,341              551,746                993,362
-------------------------------------------------------------------------------------------------------------------------

Plant and equipment, net                                                4,842                4,842                 29,554
Intangible and other assets, net                                       27,232               27,232                778,093
Assets held for sale                                                        -              746,669                      -
-------------------------------------------------------------------------------------------------------------------------
                                                              $     1,568,415      $     1,330,489         $    1,801,009
=========================================================================================================================

Liabilities and Stockholders' Deficit

-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Debt due within one year                                                 -            2,515,500              2,500,500
   Accounts payable and accrued expenses                            4,765,725            5,151,676              5,005,810
-------------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                     4,765,725            7,667,176              7,506,310
-------------------------------------------------------------------------------------------------------------------------

Long-term accrued expenses                                            192,379              192,379                231,505
-------------------------------------------------------------------------------------------------------------------------
Long-term deferred revenue                                          1,822,928            1,822,928              1,780,928
-------------------------------------------------------------------------------------------------------------------------
Minority interest                                                   1,533,854            1,533,854              1,533,854
-------------------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized
         7,500,000 shares:
      Series 2000 A convertible preferred stock; 30,000
         shares authorized; 5,963 and 6,598 shares
         outstanding in 2002 and 2001, respectively
         (liquidation value $596,000)                                      60                   60                     66
      Series 1998 C convertible preferred stock ; 50,000
         shares authorized; 20,854 and 32,354 shares
         outstanding in 2002 and 2001, respectively
         (liquidation value $2,085,000)                                   209                  209                    324
   Common  stock,  par  value  $.01  per  share; authorized
         42,000,000 shares:issued and outstanding 41,423,315
         shares in pro forma and actual 2002 and 14,432,807
         shares in 2001                                               414,233              414,233                144,327
   Additional  paid-in  capital                                   129,051,339          129,051,339            129,317,112
   Accumulated  deficit                                          (136,212,312)        (139,351,689)          (138,713,417)
-------------------------------------------------------------------------------------------------------------------------
      Total stockholders' deficit                                  (6,746,471)          (9,885,848)            (9,251,588)
-------------------------------------------------------------------------------------------------------------------------
                                                              $     1,568,415      $     1,330,489         $    1,801,009
=========================================================================================================================

     See Accompanying Notes to Unaudited Consolidated Condensed Financial
                                    Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                            January 31,
                                                         2002          2001
--------------------------------------------------------------------------------

Revenues:

  Product sales, net                            $     264,215     $     792,493
-------------------------------------------------------------------------------
    Total revenues                                    264,215           792,493
-------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                               211,423           686,273
  Research and development:                                 -           292,182
  Selling, general and administrative                 489,506           827,932
-------------------------------------------------------------------------------
    Total costs and expenses                          700,929         1,806,387
-------------------------------------------------------------------------------
Operating loss                                       (436,714)       (1,013,894)
-------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                            (115,892)         (122,639)
    Other income                                       12,073            31,473
-------------------------------------------------------------------------------
    Total other expense, net                         (103,819)          (91,166)
-------------------------------------------------------------------------------

Net loss                                             (540,533)       (1,105,060)

Dividends on preferred stock                           97,739     $     134,662

Net loss allocable to common stockholders           ($638,272)      ($1,239,722)
===============================================================================

Basic and diluted net loss per common share            ($0.02)           ($0.09)
===============================================================================

Weighted average number of common shares
    outstanding                                    35,861,368        13,492,500
===============================================================================

    See Accompanying Notes to Unaudited Consolidated Condensed Financial
                                   Statements.

                          ECOGEN INC. AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                       Three months ended January 31, 2002

------------------------------------------------------------------------------------------------------------------------------------

                                                                Convertible              Additional
                                                                 Preferred    Common       Paid-in      Accumulated
                                                                   Stock      Stock        Capital        Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 2001                                           $ 390     $144,327   $129,317,112   ($138,713,417)   ($9,251,588)

Dividends on preferred stock, including 116,155 shares                 -        1,162          2,850         (97,739)       (93,727)
    of common stock issued in payment of dividends

Conversion of 11,500 shares of Series 1998 C convertible
    preferred stock to 25,000,000 shares of common stock            (115)     250,000       (249,885)              -              -

Conversion of 635 shares of Series 2000 A convertible
    preferred stock to 1,874,353 shares of common stock               (6)      18,744        (18,738)              -              -


Net loss                                                               -            -              -        (540,533)      (540,533)

-----------------------------------------------------------------------------------------------------------------------------------
Balance January 31, 2002                                           $ 269     $414,233   $129,051,339   ($139,351,689)   ($9,885,848)
===================================================================================================================================


      See Accompanying Notes To Unaudited Consolidated Condensed Financial
                                  Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------

                                                                 Three months ended
                                                                     January 31,
                                                                2002            2001
-----------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                  ($540,533)     ($1,105,060)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization expense                   3,101          168,755
         Loss on disposition of fixed assets                     3,564           29,688
         Noncash interest and other expense                    120,084           87,065
         Changes in assets and liabilities                     374,099          861,264

---------------------------------------------------------------------------------------
Net cash (used in) provided by operating activities            (39,685)          41,712
---------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale for assets                                18,047                -

---------------------------------------------------------------------------------------
Net cash provided by investing activities                       18,047                -
---------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from promissory notes                               15,000          200,000
   Payments on line of credit, net                                   -         (415,634)
   Repayment of capital lease obligations                       (1,416)         (21,571)

---------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             13,584         (237,205)
---------------------------------------------------------------------------------------

Net decrease in cash                                            (8,054)        (195,493)

Cash and cash equivalents, beginning of period                       -          215,777

---------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                    $   (8,054)    $     20,284
=======================================================================================

                                                                  (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------
                                                             Three months ended
                                                                January 31,
                                                              2002       2001
--------------------------------------------------------------------------------
Changes in assets and liabilities, net of acquisition:
   Decrease (increase) in receivables                       $232,770    ($3,348)
   Decrease in inventory                                     189,338    642,309
   Decrease in prepaid expenses and other current assets      11,454      6,064
   Decrease in other assets                                        -      6,316
   (Increase) decrease in accounts payable
       and accrued expenses                                  (59,463)   209,923

--------------------------------------------------------------------------------
       Changes in assets and liabilities, net               $374,099   $861,264
================================================================================

--------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------

   During the first quarter of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future costs of production at that facility. Any unused balance is payable in cash at the end of two years.

   During the first quarter of fiscal 2002, the Company issued 26,874,353 shares of common stock upon conversion of the Company's preferred stock. In connection with the conversion, the Company issued 116,155 shares of its common stock in payment of dividends.

           See Accompanying Notes to Unaudited Consolidated Condensed
                             Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Condensed Financial Statements

                            January 31, 2002 and 2001

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

       The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, 2001 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K.

       The results of operations for the interim period ended January 31, 2002 are not necessarily indicative of the operating results for the full year.

       Operations:

       The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. The Company has not achieved profitable operations for any of its fiscal years and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent, among other things, on the success of the Company's commercialization efforts and market acceptance of the Company's products.

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

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(2)    Liquidity
       ---------

       The Company has reported net losses allocable to common stockholders of ($638,000) and ($1,240,000) for the three-month periods ended January 31, 2002, and 2001, respectively. The loss from inception in 1983 to January 31, 2002 amounts to ($139,352,000). Further, the Company has a working capital deficit, a stockholders' deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

       The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company had secured borrowings under a working capital line of credit, which expired on June 29, 2001. The balance under the line of credit was repaid in fiscal 2001. The Company also secured a term loan from a bank that is controlled by a principal of the Company's majority stockholder ("Term Loan") and notes from a corporation affiliated with the majority stockholders ("Notes") that are due on June 23, 2002. Subsequent to January 31, 2002, the Company borrowed an additional $390,000 under the Notes. At the time of entering into the additional loans, the terms of the Notes were amended to include all of the Company's assets as security for the Notes.

       On May 6, 2002, the Company signed an Asset Purchase Agreement with Certis USA, LLC ("Certis"), an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive net cash proceeds of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(2)    Liquidity (con't)
       -----------------

       Notes to remove the liens on such assets and approximately $100,000 in accounts payable and accrued expenses. At May 16, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,260,000.

       After the payments of the Company's liabilities as described above, the net proceeds from the sale of approximately $655,000 will not be sufficient for the Company to pay its existing liabilities. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the curtailment of all manufacturing until it is able to sell assets. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential sales. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology, including products, if any, commercialized by Monsanto utilizing the Company's technology.

(3)    Loan Agreements
       ---------------

       The Company has a secured term loan ("Term Loan") with a principal balance of $1,500,000 with a financial institution that is controlled by a principal of the Company's majority stockholder. The Term Loan including unpaid interest is due in June 2002. The loan bears interest at prime plus 2%. The Company's assets collateralize the loan. A corporation affiliated with the majority stockholder guarantees the loan. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. The value of such warrants of $183,556 has been recorded as deferred debt expense and was amortized as interest expense over the life of the loan.

       At January 31, 2002, a corporation affiliated with the Company's majority stockholder loaned the Company an aggregate of $1,015,000 pursuant to promissory notes ("Notes") that are due June 30, 2002, bear interest at 12%, and are secured by an interest in any success fees received under the Company's agreement with Monsanto Company. Subsequent to January 31, 2002, such corporation loaned the Company an additional $390,000 pursuant to promissory notes under the same terms as indicated previously. At the time of entering into the additional loans, the terms of the Notes were amended to include all of the Company's assets as security for the Notes.

       Under the agreement with Certis, as described in note 5, the balances due under the Term Loan and the Notes are required to be paid concurrent with the closing of the sale of assets in order to remove the lien on the assets to be sold.

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(4)    Stockholders' Equity
       --------------------

       In November 2001, 11,500 shares of the Series 1998 C Preferred Stock were converted into 25,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock. As a result of the conversion, the holder of the preferred stock owns 62 % of the Company's outstanding common shares. After the conversion, 20,854 shares of the Series 1998 C Convertible Preferred Stock remain outstanding.

       Subsequent to January 31, 2002, the Company issued 308,960 shares of its common stock in exchange for 90 shares of the Company's Series
       2000-A 7% Convertible Preferred Stock. The Company also issued 47,820 shares of its common stock in payment of cumulative dividends at the time of conversion.

(5)    Sale of Assets
       --------------

       On May 6, 2002, the Company signed an Asset Purchase Agreement with Certis, an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive net cash proceeds of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove the liens on such assets and approximately $100,000 in accounts payable and accrued expenses. At May 16, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,260,000.

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
                                                                 ==========

                          ECOGEN INC. AND SUBSIDIARIES

(5)  Sale of Assets, con't
     ---------------------

     The unaudited pro forma consolidated balance sheet presented is based upon the Company's historical consolidated balance sheet at January 31, 2002, after giving effect to (i) the sale of assets as described above and the receipt of $4,015,000 net proceeds from the sale, (ii) the prepayment of $1,675,000 for amounts due under the Term Loan and $1,126,000 for the amounts due under the Notes including accrued interest at January 31, 2001 as described previously in note 3 and (iii) the payment of $100,000 in accounts payable and accrued expenses.

                          ECOGEN INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

                  Three Months Ended January 31, 2002 and 2001

THREE MONTHS ENDED JANUARY 31, 2002 AND 2001
--------------------------------------------

Revenues
--------

Net product sales decreased $528,000 or 67% in the three month period ended January 31, 2002 when compared to the same period in fiscal 2001 principally due to volume. Sales of the Company's Bt product line represented 90% of the Company's product sales, biofungicide product sales represented 10% of product sales in the first quarter of fiscal 2002, The Company's discontinued its biofungicides business early in fiscal 2001. The sales in the first quarter of fiscal 2002 represented the sale of existing finished products.

The decrease in sales was due principally to the Company's lack of financial resources including its inability to fund production and secure additional finished goods from Dow Agrosciences LLC. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. Due to the termination of the Dow supply agreement, the sale of assets to Certis and the Company's lack of liquidity, sales are expected to continue to decline. The Company's source of product sales is dependent upon its limited amount of inventory.

Costs and Expenses
------------------

Cost of products sold decreased 69% in the first three months of fiscal 2002 compared to the same period in fiscal 2001 due primarily to a decrease in product sales. Gross margins on product sales improved from 13% in the first quarter of fiscal 2001 to 20% in fiscal 2002. The improved margins in fiscal 2002 were due principally to lower fixed charges as a result of the curtailment of production and reduction in personnel.

Total operating expenses consisting of research and development and selling, general and administrative expenses were $490,000 in the first quarter of fiscal 2002, compared to $1,120,000 in the same period in fiscal 2001, a decrease of 56% due to cost reduction measures implemented by the Company to conserve cash, including significant personnel reductions and related costs and a reduction in outside services Further cost reduction have been implemented in operating expenses subsequent to the end of the first quarter of fiscal 2002. There was no research and development activity in the first quarter of fiscal 2001

The operating loss improved from ($1,014,000) in the first quarter of fiscal 2001 to ($437,000) in the first quarter of fiscal 2002. The improvement was primarily due to the decrease in operating expenses.

Net Loss
--------

Net loss allocable to common stockholders for the three months ended January 31, 2002 was ($638,000), compared to a net loss allocable to common stockholders of ($1,240,000) for the same period in fiscal 2001. Basic and diluted net loss per share for the three months ended January 31, 2002 was ($0.02), compared to net loss per share of ($0.09) in the first quarter of fiscal 2001 on weighted average shares outstanding of 35.9 million and 13.5 million in the first three months of fiscal 2002 and 2001, respectively. Net loss allocable to common stockholders included preferred stock dividends of $98,000 and $135,000 in the first quarter of fiscal 2002 and 2001, respectively.

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

Liquidity and Capital Resources
-------------------------------

At January 31, 2002, the Company had no cash. The Company funded its operating loss in the first quarter of fiscal 2002 primarily through decreases in inventory and accounts receivable and limited sale of assets and proceeds from the Notes.

At January 31, 2002, current liabilities were $7,667,000 and current assets were $552,000, resulting in a working capital deficit of $7,115,000. Current liabilities increased $161,000 from October 31, 2001 due primarily to non-cash interest and dividends. At January 31, 2002, the Company had $3,100,000 in accounts payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue. Included in current liabilities at January 31, 2002 are net borrowings under debt facilities of $2,515,000.

Subsequent to January 31, 2002, 90 shares of Series 2000-A preferred stock were converted into 308,960 shares of the Company's common stock. At the time of the conversion, 47,820 shares of common stock were issued in payment of accrues dividends.

During fiscal 2000, the Company obtained a $1.500,000 variable rate secured term loan with the Berkshire Bank, a financial institution controlled by a principal of United Equities (Commodities) Corporation, the Company's current majority stockholder. The maturity date of the Term Loan was extended to June 2002 for all principal, interest and penalty payments. Further, a corporation affiliated with the majority stockholder loaned the Company an aggregate of $1,015,000 through January 2002 pursuant to promissory notes ("the Notes") which are due in June 2002 and bear interest at 12%. Subsequent to January 31,2002, the Company borrowed an additional $390,000 pursuant to promissory notes that are due in June 2002.

On September 11, 2000, the Company's common stock was delisted from the Nasdaq National Market ("NNM") as a result of the Company's failure to meet the NNM's net tangible assets listing requirement. As a result, dividends on the Company's Series 2000-A and Series 1998-C Convertible Preferred Stock are payable in cash, beginning with the quarterly dividend payment date of September 30, 2000 and the semiannual dividend payment date of December 31, 2000, respectively. The Company no longer has the option to pay such dividends in stock. Under Delaware Law, the Company is precluded from paying cash dividends due to its deficit in stockholders' equity and therefore is in default of its preferred stock.

The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company had secured borrowings under a working capital line of credit, which expired on June 29, 2001. The balance under the line of credit was repaid in fiscal 2001. The Company also secured a Term Loan from a bank that is controlled by a principal of the Company's majority stockholder and Notes from a corporation affiliated with the majority stockholders that are due on June 23, 2002. . Subsequent to January 31, 2002, the Company borrowed an additional $390,000 under its Notes with a corporation affiliated with the Company's majority stockholder. At May 16, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,260,000.

On May 6, 2002, Ecogen Inc. (the "Company") signed an Asset Purchase Agreement with Certis USA, LLC ("Certis"), an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive net cash proceeds of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove the liens on such assets and approximately $100,000 in accounts payable and accrued expenses. At May 16, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,260,000.

After the payments of the Company's liabilities as described above, the net proceeds from the sale of approximately $655,000 will not be sufficient for the Company to pay its existing liabilities.

The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the curtailment of all manufacturing until it is able to sell assets. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential sales. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology including products, if any, commercialized by the Monsanto Company utilizing the Company's technology. The report of our independent auditors on the Company's consolidated financial statements for the years ended October 31, 2001 and 2000 included an explanatory paragraph which stated that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Forward-Looking Statements
--------------------------

All statements contained in this management's discussion and analysis of financial condition and results of operations other than statements of historical information, are forward-looking statements. Forward-looking statements include statements containing plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than historical facts. Although the Company believes that its expectations are based on reasonable assumptions, the Company operates in a high technology, emerging market environment that involves significant risks and uncertainties which may cause actual results to vary from such forward-looking statements and to vary significantly from reporting period to reporting period. These risks include among others, those listed in "Factors That May Affect Future Results", in the Company's Annual Report on Form 10K for the year ended October 31, 2001, and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to update the results discussed herein as a result of changes in risks or operating results.

PART II - OTHER INFORMATION

Item 6            Exhibits and reports in Form 8-K

(a) Exhibits

Exhibit No.       Description
-------------     -----------

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

10.162 Letter Agreement between Ecogen Inc. and Momar Corporation dated May 16, 2002 (Form 10-K for the fiscal year ended October 31, 2001)*

(b)   Current Reports on Form 8-K

      A Current Report on Form 8-K was filed on November 14, 2001 with respect to the conversion of 11,500 shares of Series 1998 C convertible preferred stock into 25,000,000 shares of the Company's common stock.

      A Current Report on Form 8-K was filed on January 4, 2002 with respect to the signing of a Letter of Understanding for the sale of certain assets to Certis USA, LLC.

      A Current Report on Form 8-K was filed on January 16, 2002 regarding the change in Company's certifying accountant.


------------------------

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this Report.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 22, 2002


                                         ECOGEN INC.


                                         By:    /s/ James P. Reilly, Jr
                                               --------------------------------
                                                James P. Reilly, Jr.
                                                Chairman, Chief Executive
                                                Officer and Acting Chief
                                                Financial and Accounting Officer