Form 10-Q
period 2002-04-30
ECOGEN INC
filed 2002-06-10
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended April 30, 2002

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


     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No___.
                                             ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                     Outstanding at June 4, 2002
          -----                                     ---------------------------

Common Stock, $.01 par value                                  41,790,094

                                   ECOGEN INC.

                                      INDEX

                                                                                              Page

PART I - FINANCIAL INFORMATION
  Item 1        - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets-Pro Forma as of April
         30,2002 and Actual as of April 30, 2002 and October 31, 2001 ..................       1

     Unaudited Consolidated Condensed Statements of Operations
         for the six months and three months ended April 30, 2002 and 2001 .............       2

     Unaudited Consolidated Condensed Statement of Stockholders'
         Deficit for the six months ended April 30, 2002 ...............................       3

     Unaudited Consolidated Condensed Statements of Cash Flows for the six
         months ended April 30, 2002 and 2001 ..........................................       4

     Notes to Unaudited Consolidated Condensed Financial
         Statements ....................................................................       6

  Item 2    - Management's Discussion and Analysis of Results
                of Operations and Financial Condition ..................................      11


PART II - OTHER INFORMATION

  Item 6(a) - Exhibits .................................................................      16

                          ECOGEN INC, AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------------------
                                                                     Unaudited
Assets                                                               Pro Forma                           Actual
                                                                      April 30,              April 30,            October 31,
                                                                        2002                   2002                  2001
-----------------------------------------------------------------------------------------------------------------------------
Current  assets:
   Cash and cash  equivalents                                     $      818,181        $        2,525         $        8,054
   Trade receivables, net                                                152,575               152,575                311,024
   Inventory, net                                                         21,309                21,309                300,322
   Prepaid expenses and other current assets                             331,643               331,643                373,962
   Assets held for sale                                                        -               128,954                      -
-----------------------------------------------------------------------------------------------------------------------------
         Total current assets                                          1,323,708               637,006                993,362
-----------------------------------------------------------------------------------------------------------------------------

Plant and equipment, net                                                   3,244                 3,244                 29,554
Intangible and other assets, net                                          27,232                27,232                778,093
Assets held for sale                                                           -               746,280                      -
-----------------------------------------------------------------------------------------------------------------------------
                                                                  $ 1,354,184.00        $ 1,413,762.00         $    1,801,009
=============================================================================================================================


Liabilities and Stockholders' Deficit

-----------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Debt due within one year                                                    -             2,755,500              2,500,500
   Accounts payable and accrued  expenses                              5,107,745             5,551,588              5,005,810
-----------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                     5,107,745             8,307,088              7,506,310
-----------------------------------------------------------------------------------------------------------------------------

Long-term accrued expenses                                               153,253               153,253                231,505
-----------------------------------------------------------------------------------------------------------------------------
Long-term deferred revenue                                             1,864,928             1,864,928              1,780,928
-----------------------------------------------------------------------------------------------------------------------------
Minority interest                                                      1,533,854             1,533,854              1,533,854
-----------------------------------------------------------------------------------------------------------------------------

Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized
         7,500,000 shares:
      Series 2000 A convertible preferred stock; 30,000
         shares authorized; 5,873 and 6,598 shares
         outstanding in 2002 and 2001, respectively
         (liquidation value $596,000)                                         59                    59                     66
      Series 1998 C convertible preferred stock ; 50,000
         shares authorized; 20,854 and 32,354 shares
         outstanding in 2002 and 2001, respectively
         (liquidation value $2,085,000)                                      209                   209                    324
   Common stock, par value $.01 per share; authorized
         42,000,000 shares:issued and outstanding 41,780,095
         shares in pro forma and actual 2002 and 14,432,807
         shares in 2001                                                  417,799               417,799                144,327
   Additional paid-in capital                                        129,049,166           129,049,166            129,317,112
   Accumulated deficit                                              (136,772,829)         (139,912,594)          (138,713,417)
-----------------------------------------------------------------------------------------------------------------------------
         Total stockholders' deficit                                  (7,305,596)          (10,445,361)            (9,251,588)
-----------------------------------------------------------------------------------------------------------------------------
                                                                  $    1,354,184        $    1,413,762         $    1,801,009
=============================================================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC, AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended                  Six Months Ended
                                                              April 30,                         April 30,
                                                        2002          2001                 2002          2001
----------------------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net                                 $   156,656    $   805,357    ($   420,871      $ 1,597,850
  Contract research                                            -        172,813               -          172,813
----------------------------------------------------------------------------------------------------------------
    Total revenues                                       156,656        978,170         420,871        1,770,663
----------------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                    8,210        801,166         219,633        1,487,439
  Research and development:                                    -        189,915               -          482,097
  Selling, general and administrative                    489,529      1,091,506         979,035        1,919,437
----------------------------------------------------------------------------------------------------------------
    Total costs and expenses                             497,739      2,082,587       1,198,668        3,888,973
----------------------------------------------------------------------------------------------------------------
Operating loss                                          (341,083)    (1,104,417)       (777,797)      (2,118,310)
----------------------------------------------------------------------------------------------------------------
Other income (expense):
    Interest expense, net                               (133,505)      (199,135)       (249,397)        (321,775)
    Other income                                           2,308        124,095          14,381          155,567
----------------------------------------------------------------------------------------------------------------
    Total other expense, net                            (131,197)       (75,040)       (235,016)        (166,208)
----------------------------------------------------------------------------------------------------------------

Net loss                                                (472,280)    (1,179,457)     (1,012,813)      (2,284,518)

Dividends on preferred stock                              87,232        127,544         184,971          262,205
----------------------------------------------------------------------------------------------------------------

Net loss allocable to common stockholders           ($   559,512)  ($ 1,307,001)   ($ 1,197,784)    ($ 2,546,723)
================================================================================================================

Basic and diluted net loss per common share         ($      0.01)  ($      0.09)   ($      0.03)    ($      0.18)
================================================================================================================

Weighted average number of common
    shares outstanding                                41,447,000     14,198,900      38,878,000       13,839,800
================================================================================================================



See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                         Six months ended April 30, 2002

-----------------------------------------------------------------------------------------------------------------------

                                                Convertible               Additional
                                                 Preferred    Common        Paid-in      Accumulated
                                                  Stock        Stock        Capital        Deficit          Total
-----------------------------------------------------------------------------------------------------------------------
Balance November 1, 2001                           $390       $144,327    $129,317,112  ($138,713,417)   ($9,251,588)

Dividends on preferred stock,
  including 163,935 shares of common
  stock issued in payment of dividends                -          1,639           3,765       (186,364)      (180,960)

Conversion of 11,500 shares of
  Series 1998 C convertible preferred
  stock to 25,000,000 shares of common stock       (115)       250,000        (249,885)             -              -

Conversion of 725 shares of Series 2000
  A convertible preferred stock to
  2,183,313 shares of common stock                   (7)        21,833         (21,826)             -              -


Net  loss                                             -              -               -     (1,012,813)    (1,012,813)

-----------------------------------------------------------------------------------------------------------------------
Balance April  30,  2002                           $268       $417,799    $129,049,166  ($139,912,594)  ($10,445,361)
=======================================================================================================================

See Accompanying Notes To Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------------

                                                                        Six months ended
                                                                            April 30,
                                                                    2002                 2001
------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                     ($1,012,813)        ($2,284,518)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
         Depreciation and amortization expense                        3,865             341,146
         Loss on disposition of fixed assets                          3,564            (139,740)
         Noncash interest and other expense                         222,087             267,054
         Changes in assets and liabilities                          506,137           1,010,620

------------------------------------------------------------------------------------------------
 Net cash (used in) provided by operating activities               (277,160)           (805,438)
------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds form sale of assets                                      18,047             169,365

------------------------------------------------------------------------------------------------
Net cash provided by investing activities                            18,047             169,365
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from promissory notes                                   255,000           1,000,500
   Payments on line of credit, net                                        -            (436,370)
   Repayment of capital lease obligations                            (1,416)           (135,631)

------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                 253,584             428,499
------------------------------------------------------------------------------------------------

Net decrease in  cash                                                (5,529)           (207,574)

Cash and cash equivalents, beginning of period                        8,054             215,777

------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $    2,525          $    8,203
================================================================================================

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------------

                                                                  Six months ended
                                                                      April 30,
                                                                 2002          2001
--------------------------------------------------------------------------------------
Changes in assets and liabilities, net of acquisition:
   Decrease (increase) in receivables                         $158,449      ($61,620)
   Decrease in inventory                                       215,059       977,647
   Increase in prepaid expenses and other current assets       (22,681)       99,791
   Decrease in other assets                                          -        46,828
   (Increase) decrease in accounts payable
       and accrued expenses                                    155,310       (52,026)

--------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                 $506,137    $1,010,620
======================================================================================

--------------------------------------------------------------------------------------
Noncash investing and financing activities:
--------------------------------------------------------------------------------------


   During the first half of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future costs of production at that facility. Any unused balance is payable in cash at the end of two years.

   During the first half of fiscal 2002 and 2001, the Company issued 26,874,353 and 734,988 shares of common stock, respectively, upon conversion of the Company's preferred stock. In connection with the conversion, the Company issued 163,935 and 51,289 shares of its common stock, respectively in payment of dividends.


           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Condensed Financial Statements

                             April 30, 2002 and 2001

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

     The results of operations for the interim period ended April 30, 2002 are not necessarily indicative of the operating results for the full year.

     Operations:

     The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. The Company has not achieved profitable operations for any of its fiscal years and there is no assurance that profitable operations, if achieved, could be sustained on a continuing basis. Further, the Company's future operations are dependent, among other things, on the success of the Company's commercialization efforts and market acceptance of the Company's products and technology.

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

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(2)  Liquidity

     The Company has reported net losses allocable to common stockholders of ($1,198,000) and ($2,547,000) for the six-month periods ended April 30, 2002, and 2001, respectively. The loss from inception in 1983 to April 30, 2002 amounts to ($139,913,000). Further, the Company has a working capital deficit, a stockholders' deficit and limited liquid resources. These factors raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

     The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company secured a $1,500,000 term loan from a bank that is controlled by a principal of the Company's majority stockholder ("Term Loan") and notes from a corporation affiliated with the majority stockholder ("Notes") that are due on June 23, 2002. As of April 30, 2002, the Company had borrowed $1,255,500 under the Notes. Subsequent to April 30, 2002, the Company borrowed an additional $250,000 under Notes. At the time of entering into the additional loans, the terms of the Notes were amended to include all of the Company's assets as security for the Notes.

     On May 6, 2002, the Company signed an Asset Purchase Agreement with Certis USA, LLC ("Certis"), an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive cash purchase price of $4,015,000 (net of approximately $100,000 in out of pocket expenses) subject to certain adjustments. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove the liens on such assets

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(2)  Liquidity (con't)

     and approximately $100,000 in accounts payable and accrued expenses. At May 31, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,372,000.

     After the payments of the Company's liabilities as described above, the net proceeds from the sale of approximately $543,000 will not be sufficient for the Company to pay its existing liabilities. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the curtailment of all manufacturing until it is able to sell assets. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential sales. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology, including products, if any, commercialized by Monsanto Company utilizing the Company's technology.

(3)  Loan Agreements

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

     At April 30, 2002, a corporation affiliated with the Company's majority stockholder had loaned the Company an aggregate of $1,255,000 pursuant to promissory notes ("Notes") that are due June 30, 2002, bear interest at 12%, and are secured by an interest in any success fees received under the Company's agreement with Monsanto Company. Subsequent to April 30, 2002, such corporation loaned the Company an additional $250,000 pursuant to the Notes under the same terms as indicated previously. At the time of entering into the additional loans, the terms of the Notes were amended to include all of the Company's assets as security for the Notes. Under the agreement with Certis, as described in note 5, the balances due under the Term Loan and the Notes plus accrued interest are required to be paid concurrent with the closing of the sale of assets in order to remove the lien on the assets to be sold.

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

     During the six month period ended April 30, 2002, the Company issued 2,183,313 shares of its common stock in exchange for 725 shares of the Company's Series 2000-A 7% Convertible Preferred Stock. The Company also issued 163,935 shares of its common stock in payment of cumulative dividends at the time of conversion.

     Subsequent to April 30, 2002, the Board of Directors of the Company approved a 1 for 10 reverse stock split, subject to obtaining stockholder approval.

(5)  Sale of Assets

     On May 6, 2002, the Company signed an Asset Purchase Agreement with Certis, an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive cash purchase price of $4,015,000 (net of out of pocket expenses of approximately $100,000) subject to certain adjustments. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove the liens on such assets and approximately $100,000 in accounts payable and accrued expenses. At May 31, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,372,000.

     A summary of assets to be sold is as follows:

               Inventory                                     $    64,000
               Other current assets                               65,000
               Intangibles and other assets                      747,000
                                                             -----------
                                                                 876,000
               Net Proceeds                                    4,015,000
                                                             -----------
               Gain on sale of assets                        $ 3,139,000
                                                             ===========

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

(5)  Sale of Assets, con't

     The unaudited pro forma consolidated balance sheet presented is based upon the Company's historical consolidated balance sheet at April 30, 2002, after giving effect to (i) the sale of assets as described above and the receipt of estimated $4,015,000 cash purchase price from the sale, (ii) the payment of $1,700,000 for amounts due under the Term Loan and $1,400,000 for the amounts due under the Notes including accrued interest at April 30, 2001 as described previously in note 3 and (iii) the payment of $100,000 in accounts payable and accrued expenses.

                          ECOGEN INC. AND SUBSIDIARIES

                     Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

            Three Months and Six Months Ended April 30, 2002 and 2001

SIX MONTHS ENDED APRIL 30, 2002 AND 2001

Revenues

Net product sales were $421,000 and $1,598,000 for the first six months of fiscal 2002 and 2001, respectively, representing a decrease of 74%. Sales of the Company's Bt product line, representing 94% of Company's product sales in the first six months of fiscal 2002, decreased 73%. The decrease in sales was due principally to the Company's lack of financial resources including its inability to fund production and secure additional finished goods from Dow Agrosciences LLC. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. Due to the termination of the Dow supply agreement, the sale of assets to Certis and the Company's lack of liquidity, sales are expected to continue to decline. The Company's source of product sales is dependent upon its limited amount of inventory.

Biofungicide product sales, which represented 6% of product sales in fiscal 2002, decreased from 9% of product sales in the year-ago period. The Company discontinued marketing its biofungicide products in fiscal 2001. The limited product sales represent the sale of available finished products.

Contract research revenues decreased to zero from $.2 million due to grants funded in fiscal 2001. The Company has discontinued all research and development efforts in fiscal 2002.

Costs and Expenses

Cost of products sold decreased 85% in the first six months of fiscal 2002 compared to the same period in fiscal 2001. Gross margins on product sales were 48% for fiscal 2002 and 7% in fiscal 2001. The higher gross margins in fiscal 2002 were principally due to sales of certain products that had been fully reserved and therefore had no costs associated with such sales.

Total operating expenses were $979,000 in the first six months of fiscal 2002, compared to $2,402,000 in the same period in fiscal 2001, a decrease of 59% due to cost reduction measures implemented by the Company in fiscal 2002 and 2001 to conserve cash, including significant personnel reductions. There were no research and development expenses in fiscal 2002 due to the Company's decision to curtail all research and development due to its limited resources. Research and development expenses in the first half of fiscal 2001 were $482,000. The remaining decrease is related to selling general and administrative expenses, which the Company expects to continue to decrease.

Operating loss was ($778,000) in the first six months of fiscal 2002 compared to ($2,118,000) in 2001. The decrease was due principally to lower operating expenses in fiscal 2002.

Total other expense, increased in the first six months of fiscal 2002 compared to the same period in fiscal 2001 due primarily to $155,000 in gains on the sales of assets in fiscal 2001.

Net Loss

Net loss allocable to common stockholders for the six months ended April 30, 2002 were ($1,198,000), decreased when compared to a net loss allocable to common stockholders of ($2,547,000) for the same period in fiscal 2001 substantially as a result of lower expenses. Basic and diluted net loss per share for the six months ended April 30, 2002 was ($.03), compared to net loss per share of ($.18) in fiscal 2001 on weighted average shares outstanding of
38.9 million and 13.8 million in the first six months of fiscal 2002 and 2001, respectively. Net loss allocable to common stockholders included preferred stock dividends of $185,000 and $262,000 in fiscal 2002 and 2001 respectively.

THREE MONTHS ENDED April 30, 2002 AND 2001

Revenues

Net product sales decreased $650,000 or 80% in the three month period ended April 30, 2002 when compared to the same period in fiscal 2001 principally due to lower volume of the Company's Bt products. The Company has discontinued its biofungicide business.

The decrease in Bt product sales was due principally to the Company's lack of financial resources including its inability to fund production and secure additional finished goods from Dow Agrosciences LLC. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. Due to the termination of the Dow supply agreement, the sale of assets to Certis and the Company's lack of liquidity, sales are expected to continue to decline. The Company's source of product sales is dependent upon its limited amount of inventory.

Costs and Expenses

Cost of products sold was $8,000 in the second quarter of fiscal 2002 representing a gross margin on product sales of 95%. The higher margins in the second quarter of fiscal 2002 were due principally to sales of certain finished products that had no costs as a result of a previously recorded reserve against the carrying amount of such inventory.

Total operating expenses consisting of research and development and selling, general and administrative expenses were $489,000 in the second quarter of fiscal 2002, compared to $1,281,000 in the same period in fiscal 2001, a decrease of 62% due to cost reduction measures implemented by the Company to conserve cash, including significant personnel reductions and related costs and a reduction in outside services. Further cost reductions have been implemented in operating expenses subsequent to the end of the second quarter of fiscal 2002. There was no research and development activity in fiscal 2002

The operating loss improved from ($1,104,000) in the second quarter of fiscal 2001 to ($341,000) in the second quarter of fiscal 2002. The improvement was primarily due to the decrease in operating expenses.

Net Loss

Net loss allocable to common stockholders for the three months ended April 30, 2002 was ($560,000), compared to a net loss allocable to common stockholders of ($1,307,000) for the same period in fiscal 2001. Basic and diluted net loss per share for the three months ended April 30, 2002 was ($0.01), compared to net loss per share of ($0.09) in the second quarter of fiscal 2001 on weighted average shares outstanding of 41.4 million and 14.2 million in the second quarter of fiscal 2002 and 2001, respectively. Net loss allocable to common stockholders included preferred stock dividends of $87,000 and $127,000 in the second quarter of fiscal 2002 and 2001, respectively.

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

Liquidity and Capital Resources

At April 30, 2002, the Company had cash on hand of $2,525. The Company funded its operating loss in the first half of fiscal 2002 primarily through decreases in inventory and accounts receivable, limited sale of assets and proceeds from the Notes.

At April 30, 2002, current liabilities were $8,307,000 and current assets were $637,000, resulting in a working capital deficit of $7,670,000. Current liabilities increased $801,000 from October 31, 2001 due primarily to non-cash interest and dividends and additional borrowings under the Notes. At April 30, 2002, the Company had $3,187,000 in accounts payable. Certain of these creditors have initiated legal and other action for collection of amounts overdue. Included in current liabilities at April 30, 2002 are net borrowings under debt facilities of $2,755,000.

During the six month period ended April 30, 2002, the Company issued 2,183,313 shares of its common stock in exchange for 725 shares of the Company's Series 2000-A 7% Convertible Preferred Stock. The Company also issued 163,935 shares of its common stock in payment of cumulative dividends at the time of conversion.

During fiscal 2000, the Company obtained a $1.500,000 variable rate secured term loan with the Berkshire Bank, a financial institution controlled by a principal of United Equities (Commodities) Corporation, the Company's current majority stockholder. The maturity date of the Term Loan was extended to June 2002 for all principal, interest and penalty payments. Further, a corporation affiliated with the majority stockholder loaned the Company an aggregate of $1,255,000 through April 30, 2002 pursuant to promissory notes ("the Notes") which are due in June 2002 and bear interest at 12%. Subsequent to April 30, 2002, the Company borrowed an additional $250,000 pursuant to the Notes.

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

The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company secured a $1,500,000 Term Loan from a bank that is controlled by a principal of the Company's majority stockholder and Notes aggregating $1,255,000 at April 30, 2002 from a corporation affiliated with the majority stockholder that are due on June 23, 2002. At May 31, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,372,000.

On May 6, 2002, Ecogen Inc. (the "Company") signed an Asset Purchase Agreement with Certis USA, LLC ("Certis"), an indirect subsidiary of Mitsui & Co., for the sale of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business including, but not limited to, the Company's CryMax, Lepinox, Condor, Condor G, Raven, Bti technicals and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to the royalty arrangements for transgenic plants. The assets to be sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company will receive estimated cash purchase price of $4,015,000. The closing of the transaction is subject to certain conditions including obtaining approval of the Company's stockholders. Further, as a condition to the closing of the transaction, the Company is required to pay certain of its liabilities associated with the assets to be sold including the payment of the Term Loan and the Notes to remove the liens on such assets and approximately $100,000 in accounts payable and accrued expenses. At May 16, 2002, the aggregate amounts due under the Term Loan and Notes, including accrued interest were $3,372,000.

After the payments of the Company's liabilities as described above, the net proceeds from the sale of approximately $543,000 will not be sufficient for the Company to pay its existing liabilities. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The

Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the curtailment of all manufacturing until it is able to sell assets. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential sales. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology including products, if any, commercialized by the Monsanto Company utilizing the Company's technology. The report of our independent auditors on the Company's consolidated financial statements for the years ended October 31, 2001 and 2000 included an explanatory paragraph which stated that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.156 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

_________________________

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

10.162 Letter Agreement between Ecogen Inc. and Momar Corporation dated May 16, 2002 (Form 10-K for the fiscal year ended October 31, 2001)*

10.163 Asset Purchase Agreement by and among Certis USA L.L.C., Ecogen Inc., Ecogen-Bio Inc. and Ecogen Technologies Incorporated dated May 6, 2002.

10.164 Pre-closing Business Arrangement Agreement by and among Certis USA L.L.C., Ecogen Inc., Ecogen-Bio Inc. and Ecogen Technologies Incorporated dated May 6, 2002.

10.165 List of omitted schedules/exhibits to Asset Purchase Agreement by and among Certis USA L.L.C., Ecogen Inc., Ecogen-Bio Inc. and Ecogen Technologies Incorporated dated May 6, 2002.


(b)      Current Reports on Form 8-K

         None

________________________

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this Report.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 7, 2002

                                           ECOGEN INC.



                                           By: /s/ James P. Reilly, Jr
                                               ------------------------------
                                                James P. Reilly, Jr.
                                                Chairman, Chief Executive
                                                Officer and Acting Chief
                                                Financial and Accounting Officer