Form 10-Q
period 2002-07-31
ECOGEN INC
filed 2002-09-26
CIK 814050

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended July 31, 2002
                                           -------------

                          Commission File Number 1-9579
                                                 ------

                                   Ecogen Inc.
                                   -----------
             (Exact name of registrant as specified in its charter)



                   Delaware                                 22-2487948
                   --------                                 ----------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                    Identification Number)


                P.O. Box K, Belmar, New Jersey                    07719
                -------------------------------                   -----
                Address of principal executive offices)        (Zip Code)



Registrant's telephone number,
including area code                              (800) 589-3434
                                                 --------------


       Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5 (d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No__.
                                             ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

           Class                           Outstanding at September 26, 2002
           -----                           ---------------------------------

Common Stock, $.01 par value                              24,178,000

                                   ECOGEN INC.

                                      INDEX

                                                                                Page
                                                                                ----
PART I - FINANCIAL INFORMATION

  Item 1     - Financial Statements:

     Unaudited Consolidated Condensed Balance Sheets- as of July 31, 2002
         and October 31, 2001 ..................................................  1

     Unaudited Consolidated Condensed Statements of Operations
         for the nine months and three months ended July 31, 2002 and 2001 .....  2

     Unaudited Consolidated Condensed Statement of Stockholders'
         Deficit for the nine months ended July 31, 2002 .......................  3

     Unaudited Consolidated Condensed Statements of Cash Flows
         for the nine months ended July 31, 2002 and 2001 ......................  4

     Notes to Unaudited Consolidated Condensed Financial
         Statements ............................................................  6

  Item 2     - Management's Discussion and Analysis of Results
                 of Operations and Financial Condition ......................... 11

  Item 3     - Quantitative and Qualitative Disclosures About Market Risk ...... 16

  Item 4     - Controls and Procedures ......................................... 16

PART II - OTHER INFORMATION

  Item 6(a)  - Exhibits ........................................................ 17

                          ECOGEN INC. AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------
Assets                                                                               Actual
                                                                            July 31,        October 31,
                                                                              2002             2001
--------------------------------------------------------------------------------------------------------
Current assets:
   Cash and cash equivalents                                             $           -    $       8,054
   Trade receivables, net                                                       81,969          311,024
   Inventory, net                                                                    -          300,322
   Prepaid expenses and other current assets                                         -          373,962
--------------------------------------------------------------------------------------------------------
      Total current assets                                                      81,969          993,362
--------------------------------------------------------------------------------------------------------

Plant and equipment, net                                                             -           29,554
Intangible and other assets, net                                                 3,207          778,093
--------------------------------------------------------------------------------------------------------
                                                                         $      85,176    $   1,801,009
========================================================================================================

Liabilities and Stockholders' Deficit

--------------------------------------------------------------------------------------------------------
Current liabilities:
   Debt due within one year                                                    200,280        2,500,500
   Accounts payable and accrued expenses                                     4,711,464        5,005,810
--------------------------------------------------------------------------------------------------------
      Total current liabilities                                              4,911,744        7,506,310
--------------------------------------------------------------------------------------------------------

Long-term accrued expenses                                                     114,126          231,505
--------------------------------------------------------------------------------------------------------
Long-term deferred revenue                                                   1,906,928        1,780,928
--------------------------------------------------------------------------------------------------------
Minority interest                                                            1,533,854        1,533,854
--------------------------------------------------------------------------------------------------------

Stockholders' deficit:
   Preferred stock, par value $.01 per share; authorized
      7,500,000 shares:
   Series 2000 A convertible preferred stock; 30,000
      shares authorized; 5,873 and 6,598 shares outstanding
      in 2002 and 2001, respectively (liquidation value $587,300)                   59               66
   Series 1998 C convertible preferred stock; 50,000
      shares authorized; 20,854 and 32,354 shares
      outstanding in 2002 and 2001, respectively
      (liquidation value $2,085,400)                                               209              324
   Common stock, par value $.01 per share; authorized
      42,000,000 shares:issued and outstanding 4,178,010
      and 1,443,281 shares in 2002 and 2001, respectively                       41,780           14,433
   Additional paid-in capital                                              129,425,187      129,447,006
   Accumulated deficit                                                    (137,848,711)    (138,713,417)
--------------------------------------------------------------------------------------------------------
      Total stockholders' deficit                                           (8,381,476)      (9,251,588)
--------------------------------------------------------------------------------------------------------
                                                                         $      85,176    $   1,801,009
========================================================================================================

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------------
                                                   Three Months Ended                Nine Months Ended
                                                         July 31,                        July 31,
                                                   2002           2001              2002          2001
-----------------------------------------------------------------------------------------------------------
Revenues:

  Product sales, net                            $    45,897    $  792,844        $   466,768    $2,390,694
  Contract research                                       -        50,000                  -       222,813
-----------------------------------------------------------------------------------------------------------
    Total revenues                                   45,897       842,844            466,768     2,613,507
-----------------------------------------------------------------------------------------------------------

Costs and expenses:

  Cost of products sold                                   -       723,408            219,633     2,210,847
  Research and development:                               -        62,626                  -       544,723
  Selling, general and administrative               371,937       546,012          1,350,972     2,465,449
-----------------------------------------------------------------------------------------------------------
    Total costs and expenses                        371,937     1,332,046          1,570,605     5,221,019
-----------------------------------------------------------------------------------------------------------
Operating loss                                     (326,040)     (489,202)        (1,103,837)   (2,607,512)
-----------------------------------------------------------------------------------------------------------

Other income (expense):
    Interest expense, net                          (159,201)     (139,509)          (408,598)     (461,284)
    Other income                                  2,637,605        10,264          2,651,986       165,831
-----------------------------------------------------------------------------------------------------------
    Total other income (expense), net             2,478,404      (129,245)         2,243,388      (295,453)
-----------------------------------------------------------------------------------------------------------

Net income (loss)                                 2,152,364      (618,447)         1,139,551    (2,902,965)

Dividends on preferred stock                         89,874       134,785            274,845       396,990
----------------------------------------- -----------------------------------------------------------------

Net income available (loss allocable) to
    common stockholders                         $ 2,062,490     ($753,232)       $   864,706   ($3,299,955)
===========================================================================================================

Basic net income (loss) per common share        $      0.49        ($0.53)       $      0.22        ($2.37)
===========================================================================================================

   Weighted average number of common
     shares outstanding                           4,178,000     1,428,000          3,985,000     1,390,000
===========================================================================================================

Diluted net income (loss) per common share      $      0.03        ($0.53)       $      0.02        ($2.37)
===========================================================================================================

   Weighted average number of common
      shares outstanding                         67,333,000     1,428,000         67,140,000     1,390,000
===========================================================================================================

           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

     UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' (DEFICIT)
                        Nine months ended July 31, 2002

-------------------------------------------------------------------------------------------------------------------------------

                                                           Convertible                 Additional
                                                           Preferred       Common       Paid-in      Accumulated
                                                             Stock          Stock       Capital        Deficit        Total
-------------------------------------------------------------------------------------------------------------------------------
Balance November 1, 2001                                     $390         $144,327    $129,317,112  ($138,713,417)  ($9,251,588)

Dividends on preferred stock, including 16,394 shares           -            1,639           3,767       (274,845)     (269,439)
    of common stock issued in payment of dividends

Conversion of 11,500 shares of Series 1998 C convertible
    preferred stock to 2,500,000 shares of common stock      (115)         250,000        (249,885)             -             -

Conversion of 725 shares of Series 2000 A convertible
    preferred stock to 218,331 shares of common stock          (7)          21,833         (21,826)             -             -

One-for-ten reverse stock split                                 -         (376,019)        376,019              -             -

Net income (loss)                                               -                -               -      1,139,551     1,139,551

-------------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2002                                        $268         $ 41,780    $129,425,187  ($137,848,711)  ($8,381,476)
===============================================================================================================================

           See Accompanying Notes to Unaudited Consolidated Condensed
                              Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------

                                                                  Nine months ended
                                                                      July 31,
                                                               2002               2001
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                       $ 1,139,551        ($2,284,518)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
         Depreciation and amortization expense                   7,943            341,146
         Gain on sale of assets                             (2,626,436)          (139,740)
         Noncash interest and other expense                    297,773            267,054
         Changes in assets and liabilities                     (49,946)         1,010,620

-------------------------------------------------------------------------------------------
Net cash (used in) operating activities                     (1,231,115)          (805,438)
-------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                              3,523,281            169,365

-------------------------------------------------------------------------------------------
Net cash provided by investing activities                    3,523,281            169,365
-------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from promissory notes                              565,000          1,000,500
   Repayments of debts                                      (2,865,220)          (436,370)
   Repayments of capital lease obligations                           -           (135,631)

-------------------------------------------------------------------------------------------
Net cash (used in) provided by financing activities         (2,300,220)           428,499
-------------------------------------------------------------------------------------------

Net decrease in cash                                            (8,054)          (207,574)

Cash and cash equivalents, beginning of period                   8,054            215,777

-------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                   $         -         $    8,203
===========================================================================================

                                                                     (Continued)

                          ECOGEN INC. AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------
                                                                           Nine months ended
                                                                               July 31,
                                                                        2002              2001
----------------------------------------------------------------------------------------------------
Changes in assets and liabilities, net of disposition:
   Decrease (increase) in receivables                               $  229,055          ($61,620)
   Decrease in inventory                                               236,368           977,647
   Decrease in prepaid expenses and other current assets                58,962            99,791
   Decrease in other assets                                             24,414            46,828
   Decrease in accounts payable and accrued expenses                  (598,745)          (52,026)

----------------------------------------------------------------------------------------------------
       Changes in assets and liabilities, net                       $  (49,946)      $ 1,010,620
====================================================================================================


----------------------------------------------------------------------------------------------------
Noncash investing and financing activities:
----------------------------------------------------------------------------------------------------

During the first half of fiscal 2001, the Company transferred ownership of certain fixed assets to a contract manufacturer in exchanged for $250,000 in credits to be applied toward future costs of production at that facility. During the third quarter of fiscal 2002, a agreement was reached the contract manufacturer to offset the $250,000 owed to the Company against the Company's payable to the contract manufacturer.

During the first nine months of fiscal 2002 and 2001, the Company issued 218,331 and 73,499 shares of common stock, respectively, upon conversion of the Company's preferred stock. In connection with the conversion, the Company issued 16,394 and 51,289 shares of its common stock, respectively in payment of dividends.

See Accompanying Notes to Unaudited Consolidated Condensed Financial Statements.

                          ECOGEN INC. AND SUBSIDIARIES

         Notes to Unaudited Consolidated Condensed Financial Statements

                             July 31, 2002 and 2001

(1)    Basis of Presentation and Summary of Significant Accounting Policies

       Organization and Basis of Presentation:

       The consolidated condensed financial statements include the accounts of Ecogen Inc. ("Ecogen" or the "Company") and its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

       The accompanying consolidated condensed financial statements include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. The consolidated condensed financial statements have been prepared in accordance with the requirements for Form 10-Q and, therefore, do not include all disclosures of financial information required by generally accepted accounting principles. These consolidated condensed financial statements should be read in conjunction with the Company's October 31, 2001 consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended October 31, 2001.

       The results of operations for the interim period ended July 31, 2002 are not necessarily indicative of the operating results for the full fiscal year.

       Net Income (Loss) Per Common Share:

       The computation of net income available (loss allocable) to common stockholders for the relevant period, is based upon the weighted average number of common shares outstanding during the period plus, in periods in which they have a dilutive effect, the effect of common equivalent shares. No effect has been given to the outstanding stock options, as the effect would be anti-dilutive.

       Diluted net income per share in fiscal 2002 is based on net income available to common stockholders divided by common shares outstanding plus common equivalent shares arising from the effect of convertible preferred stock using the if converted method and including the shares contingently issuable in connection with an acquisition. In accordance with the acquisition agreement, market price protection was granted.

       Because the Company reported a net loss per share in fiscal 2001, there was no difference between the Company's basic and diluted net loss per share calculations, since all potential common shares were anti-dilutive.

(2)    Operations and Liquidity

       The Company is a biotechnology company specializing in the development and marketing of environmentally compatible products for the control of pests in agricultural and related markets. The Company sold certain of its technologies and substantially all of its inventories to Certis U.S.A. L.L.C. (see note 5.) The Company's remaining technologies include biofungicides and Bt CellCap technologies. The Company has discontinued all sales, manufacturing and research and development efforts related to all of its technologies. Subsequent to July 31, 2002, the Company vacated its facilities in Langhorne, PA. The Company is in discussion with the landlord regarding the facility and will continue to evaluate the amount of the accrual for lease costs associated with the vacant facility.

                                                                     (Continued)
                                        6

                          ECOGEN INC. AND SUBSIDIARIES

(2)    Operations and Liquidity, (cont.)

       The Company has reported a loss from inception in 1983 to July 31, 2002 in the cumulative amount of $137,751,000. Further, the Company has a working capital deficit, a stockholders' deficit and no liquid financial resources. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amount or classification of liabilities, which might result from the outcome of this uncertainty.

       The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company has financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales. The Company had secured a $1,500,000 term loan from a bank that is controlled by a principal of the Company's majority stockholder ("Term Loan") and notes from a corporation affiliated with the majority stockholder ("Notes"). In connection with the sale of assets as described in note 5, the Term Loan and all accrued interest and penalties which were past due were repaid from the net proceeds. In addition, $1,365,220 of principal due under the Notes was paid with the net proceeds from the sale, leaving a balance of $220,280 plus accrued interest of $179,182 outstanding at July 31, 2002, which are payable on demand. Subsequent to July 31, 2002, the Company borrowed an additional $200,000 under the Notes.

       After the payments of the Company's liabilities as described above, the net proceeds from the asset sale of approximately $365,000 were not sufficient for the Company to pay its existing liabilities. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain of its remaining assets to improve its working capital position. The Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the cessation of all sales, manufacturing and research and development until it is able to sell assets. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential asset sales. At this time the Company is unable to predict whether it will be successful in its efforts to obtain additional financing or sell additional assets. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology, including products, if any, commercialized by Monsanto Company utilizing the Company's technology.

(3)    Loan Agreements

       The Company had a secured term loan ("Term Loan") with a principal balance of $1,500,000 with a financial institution that is controlled by a principal of the Company's majority stockholder. A corporation affiliated with the majority stockholder had guaranteed the loan. In connection with the guarantee, the corporation was issued a five-year warrant to purchase 200,000 shares of the Company's common stock at $1.25 per share. The value of such warrants of $183,556 was recorded as deferred debt expense and was amortized as interest expense over the life of the loan. The loan and all penalties and interest were repaid with the proceeds from the sale of assets as described in note 5.

                                                                       Continued
                                        7

                          ECOGEN INC. AND SUBSIDIARIES

(3)    Loan Agreements, (cont.)

       A corporation affiliated with the Company's majority stockholder loaned the Company an aggregate of $1,565,500 pursuant to promissory notes ("Notes"). The Notes bear interest at 12%, and are secured by all of the Company's assets. In connection with the sale of assets described in note 5, $1,365,220 due under the Notes was paid, leaving a balance of $200,280 plus accrued interest of $178,000 at July 31, 2002, which are payable on demand. Subsequent to July 31, 2002, such corporation loaned the Company an additional $200,000 pursuant to the Notes under the same terms as indicated previously.

(4)    Stockholders' Equity

       Subsequent to July 31,2001, 10,000 shares of Series 1998 C Preferred Stock were converted into 20,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock. As a result of the conversion, the holder of the preferred stock owns 93.3% of the Company's outstanding shares. After the conversion, 10,854 shares of the Series 1998 C Convertible Preferred Stock remain outstanding

       During the first quarter of fiscal 2002, 11,500 shares of the Series 1998 C Preferred Stock were converted into 2,500,000 shares of the Company's common stock in accordance with the terms of the preferred stock.

       During the nine month period ended July 31, 2002, the Company issued 218,331 shares of its common stock in exchange for 725 shares of the Company's Series 2000-A 7% Convertible Preferred Stock. The Company also issued 16,394 shares of its common stock in payment of cumulative dividends at the time of conversion.

       The Company's stockholders approved an amendment to its Restated Certificate of Incorporation for a one-for-ten reverse stock split ("Reverse Split") of the Company's outstanding shares of common stock. The Reverse Stock Split was effected on July 29, 2002. A total of $376,019 was reclassified from common stock to additional paid in capital to reflect the reverse stock split. The number of authorized shares and the per share amounts were not changed. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split

(5)    Sale of Assets

       On July 10, 2002, Ecogen Inc. (the "Company") completed the sale pursuant to the Asset Purchase Agreement dated as of May 6, 2002 (the "Agreement") of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business to Certis U.S.A. L.L.C. "Certis"), an indirect subsidiary of Mitsui & Co., The assets sold include, but are not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals ("Traditional Bt") and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to commercialization success fees, if any, for transgenic plants. The assets sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company received cash proceeds of $3,640,000 from Certis,

                                                                     (Continued)
                                        8

                          ECOGEN INC. AND SUBSIDIARIES

(5)    Sale of Assets (cont.)

       after giving effect to (i) certain purchase price adjustment provided for in the Agreement ($85,000, representing the amount by which the value of the inventory sold to Certis was less than the value at December 31,
       2001), and $250,000 due to the Company's inability to obtain a letter from a licensor of the Company clarifying certain matters regarding the license, and (ii) certain additional purchase price adjustments ($175,000) by virtue of the fact that certain patents and contract rights provided for in the Agreement were unavailable for sale upon closing, as reflected in the amendment of certain Schedules to the Agreement. The cash proceeds do not include the approximately $50,000 paid for by Certis for purchase of inventory pursuant to the Pre-Closing Technologies Arrangement Agreement entered into concurrently with the Agreement. Out of pocket expenses associated with the transaction were approximately $135,000.

       A summary of assets sold and the gain is as follows:

                  Inventory                                  $   64,000
                  Other current assets                           65,000
                  Intangibles and other assets                  746,000
                                                             ----------
                                                                875,000
                  Net Proceeds                                3,505,000
                                                             ----------
                  Gain on sale of assets                     $2,630,000
                                                             ==========

       As a result of the gain on sale, the Company has net income for the nine months ended July 31, 2002. No provision for income taxes has been recorded due to the utilization of net operating loss carryforwards.

       As a condition of closing, the Company was required to repay its Term Loan with Berkshire Bank and a substantial portion of its Notes to Momar Corporation, both of which are affiliated with the Company's majority stockholder. The aggregate amount paid from the proceeds of the sale including accrued interest were $1,775,000 and $1,365,000 under the Term Loan and the Notes, respectively. After such payments, approximately $318,000 remains outstanding under the Notes, including accrued interest of $178,000, which are secured by the Company's remaining assets and payable on demand. The holder of the Notes deferred payment of the remaining balance and the accrued interest under the demand Notes. The net cash proceeds to the Company after the payments of the Company's outstanding obligations referred to above were approximately $365,000.

       Unaudited pro forma consolidated results of operations as if the assets had been sold on November 1, 2000 and the Term Loan and Notes been repaid are as follows:

                                                             Nine Months Ended July 31,
                                                             2002                   2001
                                                             ----                   ----
                                                  ($ in thousands, except per share data)
           Total revenues                                $    131               $    968
           Net loss allocable to common
              Stockholders                                ($1,570)               ($3,007)
           Basic and diluted net loss per share            ($0.39)                ($2.16)

                                                                     (Continued)
                                        9

                          ECOGEN INC. AND SUBSIDIARIES

(5)    Sale of Assets, (cont.)

       The unaudited pro forma information is not necessarily indicative of the results that would have been obtained had the sale of assets actually occurred on the date indicated, nor is it indicative of the Company's future consolidated results of operations.

(6)    Prepaid Expenses

       During fiscal 2001, the Company transferred ownership in certain fixed assets, with a net book value of $279,000, to a contract manufacturer of the Company in exchange for $250,000 in credits to be used for future costs of production at that facility. Such amount was recorded as prepaid expense. During the third quarter of fiscal 2002, the vendor agreed to apply the credits against $250,000 in amounts owed by the company to the vendor. As a result an entry was made to reduce accounts payable and prepaid expenses by $250,000 as of July 31, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

            Three Months and Nine Months Ended July 31, 2002 and 2001

INTRODUCTION

In July 2002, the Company sold certain of its technologies and substantially all of its inventories to Certis U.S.A. L.L.C. (see note 5.) The Company has discontinued all sales, manufacturing and research and development efforts related to all of its technologies. Subsequent to July 31, 2002, the Company vacated its facilities in Langhorne, PA. The Company is in discussion with the landlord regarding the facility and will continue to evaluate the amount of the accrual for lease costs associated with the vacant facility. The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales.

NINE MONTHS ENDED JULY 31, 2002 AND 2001

Revenues

Net product sales were $467,000 and $2,391,000 for the first nine months of fiscal 2002 and 2001, respectively, representing a decrease of 80%. Sales of the Company's Bt product line, representing 94% of Company's product sales in the first nine months of fiscal 2002, decreased 80%. The decrease in sales was due principally to the Company's lack of financial resources including its inability to fund production and secure additional finished goods from Dow Agrosciences LLC. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. Due to the termination of the Dow supply agreement, the sale of assets to Certis and the Company's lack of liquidity, the Company does not expect to have any product sales over the near term. To resume product sales the Company would need to obtain substantial funding to restart manufacturing for any of its remaining products.

Biofungicide product sales, which represented 6% of product sales in fiscal 2002, decreased from 8% of product sales in the year-ago period. The Company discontinued marketing its biofungicide products in fiscal 2001. The limited product sales in fiscal 2002 represented the sale of available finished products.

Contract research revenues decreased to zero in fiscal 2002 from $.2 million due in fiscal 2001. The Company discontinued all research and development efforts in fiscal 2002.

Costs and Expenses

Cost of products sold decreased 90% in the first nine months of fiscal 2002 compared to the same period in fiscal 2001 principally due to lower sales volume. Gross margins on product sales were 53% for fiscal 2002 and 7% in the same nine-month period in fiscal 2001. The higher gross margins in fiscal 2002 were principally due to sales of certain products that had been fully reserved and therefore had no costs associated with such sales.

Total operating expenses were $1,351,000 in the first nine months of fiscal 2002, compared to $3,010,000 in the same period in fiscal 2001, a decrease of 55% due to cost reduction measures implemented by the Company in fiscal 2002 and 2001 to conserve cash, including significant personnel reductions and related costs. There were no research and development expenses in fiscal 2002 due to the Company's decision to curtail all research and development due to its limited resources. Research and development expenses in the first nine months of fiscal 2001 were $545,000. The remaining decrease in costs is related to selling general and administrative expenses, which decreased 45%. The Company expects such costs to continue to decrease.

Operating Loss

Operating loss was ($1,104,000) in the first nine months of fiscal 2002 compared to ($2,608,000) in 2001. The decrease was due principally to lower operating expenses in fiscal 2002.

Other Income

Other income, increased in the first nine months of fiscal 2002 compared to the same period in fiscal 2001 due primarily to $2,630,000 gain on the sales of assets to Certis in fiscal 2002.

Net Income (Loss)

Net income available to common stockholders for the nine months ended July 31, 2002 was $864,000, compared to a net loss allocable to common stockholders of ($3,299,000) for the same period in fiscal 2001 substantially as a result of the gain on sale of assets and lower operating expenses. Basic net income per common share for the nine months ended July 31, 2002 was $0.50, compared to net loss per share of ($.18) in fiscal 2001 on weighted average shares outstanding of 3,985,000 and 1,340,000 in the first nine months of fiscal 2002 and 2001, respectively. Preferred stock dividends were $275,000 and $397,000 in fiscal 2002 and 2001 respectively. Diluted net income per share was $0.03 for the nine months ended July 31, 2002.

The Company effected a one-for-ten reverse stock split in July 2002. All share and per share amounts have been retroactively adjusted to reflect the reverse stock split.

THREE MONTHS ENDED July 31, 2002 AND 2001

Revenues

Net product sales decreased $421,000 or 90% in the three-month period ended July 31, 2002 when compared to the same period in fiscal 2001 principally due to lower volume of the Company's Bt products. The decrease in Bt product sales was due principally to the Company's lack of financial resources including its inability to fund production and secure additional finished goods from Dow Agrosciences LLC. In January 2002, Dow terminated the Supply Agreement as a result of Ecogen's alleged failure to remedy its breaches under the agreement. As a result of the termination of the Supply Agreement, the Company currently is unable to sell any products acquired from Mycogen. Since Dow owns the manufacturing process, the Company is unable to contract with a third party for the manufacture of these products. Although the Company is in discussions with Dow to resolve the situation, there is no assurance that the Company will be successful. Due to the termination of the Dow supply agreement, the sale of assets to Certis and the Company's lack of liquidity, the Company does not expect to have any product sales over the near term. To resume product sales the Company would need to obtain substantial funding to restart manufacturing for any of its remaining products.

Costs and Expenses

There was no cost of products sold in the third quarter of fiscal 2002, representing a gross margin on product sales of 100%. The higher margins in the third quarter of fiscal 2002 were due principally to sales of certain finished products that had no costs as a result of a previously recorded reserve against the carrying amount of such inventory.

Total operating expenses consisting of research and development and selling, general and administrative expenses were $372,000 in the third quarter of fiscal 2002, compared to $609,000 in the same period in fiscal 2001, a decrease of 39%. The decrease was due to cost reduction measures implemented by the Company to conserve cash, including significant personnel reductions and related costs and a reduction in outside services. Further cost reductions have been implemented in operating expenses subsequent to the end of the third quarter of fiscal 2002. There was no research and development activity in fiscal 2002.

Operating Loss

The operating loss improved from ($489,000) in the third quarter of fiscal 2001 to ($326,000) in the third quarter of fiscal 2002. The improvement was primarily due to the decrease in operating expenses.

Net Income (Loss)

Net income available to common stockholders for the three months ended July 31, 2002 was $2,062,000, compared to a net loss allocable to common stockholders of ($753,000) for the same period in fiscal 2001. Basic net income per share for the three months ended July 31, 2002 was $0.49, compared to net loss per share of ($0.53) in the third quarter of fiscal 2001 on weighted average shares outstanding of 4,178,010 and 1,427,980 in the third quarter of fiscal 2002 and 2001, respectively. Preferred stock dividends were $89,000 and $135,000 in the third quarter of fiscal 2002 and 2001, respectively. Diluted net income per share was $0.02 for the third quarter of fiscal 2002.

Seasonality of Business

Currently the Company has discontinued all sales, manufacturing and research and development due to its lack of liquidity. To resume operations the Company would need substantial resources. (See liquidity discussion below.) Although the Company does not anticipate operating in the near term, should the Company resume operations its business would be seasonal. The bulk of the Company's products would be marketed for agricultural applications in the northern hemisphere, where the growing season generally runs from spring through fall. Because of the seasonal nature of its business, the Company's product revenues are likely to be concentrated in the fiscal quarters prior to and during a particular growing season, which may result in substantial variations in quarter-to-quarter financial results. Product sales from year-to-year may also affected by unusual weather conditions, such as droughts or floods, and the level of insect pressure in grower areas. In addition, commercial introduction of any new products is contingent on, among other factors, completion of field testing and receipt of required regulatory approvals. Unusual weather conditions during field tests or failure to receive regulatory approvals prior to the growing season may require additional field tests in subsequent growing seasons, with resulting delays in product development and commercialization.

Liquidity and Capital Resources

At July 31,2002, the Company had no cash or cash equivalents. The Company funded its operating loss in the first nine months of fiscal 2002 primarily through the sale of assets and decreases in inventory and accounts receivable.

On July 10, 2002, Ecogen Inc. (the "Company") completed the sale pursuant to the Asset Purchase Agreement dated as of May 6, 2002 (the "Agreement") of certain assets relating to the Company's sprayable Bt bio-pesticide business and the Company's insecticidal nematode business to Certis U.S.A. L.L.C. "Certis"), an indirect subsidiary of Mitsui & Co., The assets sold include, but are not limited to, the Company's CryMax , Lepinox, Condor, Condor G, Raven, Bti technicals ("Traditional Bt") and HB nematode product lines. The transaction excludes the Bt CellCap products acquired from Mycogen Corporation and the Company's agreements with the Monsanto Company relating to commercialization success fees, if any, for transgenic plants. The assets sold include all technology and know-how related to the business, including strain libraries for bio-pesticide uses, product registration, trademarks, patents or licenses and certain inventory and fixed assets. Upon the closing of the transaction, the Company received cash proceeds of $3,640,000 from Certis, after giving effect to certain purchase price adjustments.

At July 31,2002, current liabilities were $4,912,000 and current assets were $82,000, resulting in a working capital deficit of $4,830,000. Current liabilities decreased $2,264,000 from October 31, 2001 due primarily to repayment of the Term Loan and payments against the Notes with the net proceeds form the sale of assets to Certis. At July 31, 2002, the Company had $2,391,000 in accounts payable representing a decrease of $613,000 from October 31, 2002. Certain of these creditors have initiated legal and other action for collection of amounts overdue. Included in current liabilities at July 31, 2002 are net borrowings under debt facilities of $200,000 representing a decrease of $2,300,000 as a result of the payment of debt with the proceeds form the sale of assets to Certis.

During fiscal 2000, the Company obtained a $1.500,000 variable rate secured term loan with the Berkshire Bank, a financial institution controlled by a principal of United Equities (Commodities) Corporation, the Company's current majority stockholder. The maturity date of the Term Loan was June 2002 for all principal, interest and penalty payments. Further, a corporation affiliated with the majority stockholder loaned the Company an aggregate of $1,565,500 through July 31, 2002 pursuant to promissory notes ("the Notes") that bear interest at 12%. On July 10, 2002, in connection with the closing of the sale of assets to Certis, the Company repaid the amounts past due under the Term Loan and all accrued interest and penalties and $1,365,000 due under the Notes. At July 31, 2002, the outstanding balance under the notes was $220,280 and accrued interest was $179,182, which are payable on demand. Subsequent to July 31, 2002, the Company borrowed an additional $200,000 pursuant to the Notes.

Subsequent to July 31, 2002, 10,000 shares of Series 1998 C Preferred Stock with an aggregate liquidation amount of $1,000,000 were converted into 20,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock. As a result of the conversion, the holder of the preferred stock owns 93.3% of the Company's outstanding shares. After the conversion, 10,854 shares of the Series 1998 C Convertible Preferred Stock remain outstanding, In the first quarter of fiscal 2002, 11,500 shares of the Series 1998 C preferred stock were converted into 25,000,000 shares of the Company's common stock in accordance with the terms of the preferred stock.

During the nine month period ended July 31, 2002, the Company issued 218,331 shares of its common stock in exchange for 725 shares of the Company's Series 2000-A 7% Convertible Preferred Stock. The Company also issued 16,394 shares of its common stock in payment of cumulative dividends at the time of conversion.

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

In July 2002, the Company sold certain of its technologies and substantially all of its inventories to Certis U.S.A. L.L.C. (see note 5.) The Company has discontinued all sales, manufacturing and research and development efforts related to all of its technologies. Subsequent to July 31, 2002, the Company vacated its facilities in Langhorne, PA. The Company is in discussion with the landlord regarding the facility and will continue to evaluate the amount of the accrual for lease costs associated with the vacant facility. The Company's continued operations will depend on its ability to raise additional funds. To date, the Company has not generated positive cash flow from operations. Since its inception, the Company financed its working capital needs primarily through private and public offerings of equity and debt securities, revenues from research and development alliances and product sales.

After the payments of the Company's liabilities as described above, the net proceeds from the sale of assets of approximately $365,000 are not sufficient for the Company to pay its existing liabilities. The Company will need to continue to pursue the raising of additional funds and other strategic initiatives including the sale of all or certain other assets to improve its working capital position. The Company also has taken a number of steps to conserve cash, including significant personnel reductions and related costs and the curtailment of all sales, manufacturing and research and development until it is able to sell assets. The Company needs to sell other assets or obtain financing to provide the necessary cash resources to repay the outstanding balances under it's accounts payable and fund operations. At the present time, the Company is not pursuing any long-term financing. Further the Company needs to continue to obtain short-term funding while it negotiates potential sales. At this time the Company is unable to predict whether it will be successful in its efforts. If the Company is not successful in obtaining additional funding or selling assets, the Company will not be able to continue as a going concern. Over the long-term, the Company's liquidity is dependent on market acceptance of its products and technology including products, if any, commercialized by the Monsanto Company utilizing the Company's technology. The report of our independent auditors on the Company's consolidated financial statements for the years ended October 31, 2002 and 2001 included an explanatory paragraph which stated that the recurring losses from operations, working capital deficiency, net capital deficiency and limited liquid resources raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

                  Not applicable.

Item 4.  Controls and Procedures

                  Not applicable.

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

10.155 Purchase and Sale Agreement between Ecogen Inc. and Dow AgroSciences LLC dated as of February 15, 2000 (Current Report on Form 8-K dated March 1, 2000)*

10.156 Convertible Preferred Stock Purchase Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

10.157 Registration Rights Agreement between Ecogen Inc. and Amro International, S.A., Aspen International, Ltd. and Markham Holdings Limited dated as of February 14, 2000 (Form 10-Q for the fiscal quarter ended January 31, 2000)*

_____________________________

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

10.162 Letter Agreement between Ecogen Inc. and Momar Corporation dated May 16, 2002 (Form 10-K for the fiscal year ended October 31, 2001)*

10.163 Asset Purchase Agreement by and among Certis USA L.L.C., Ecogen Inc., Ecogen-Bio Inc. and Ecogen Technologies Incorporated dated May 6, 2002. (Current Report on Form 8-K filed on July 25, 2002)*

10.164 Pre-closing Business Arrangement Agreement by and among Certis USA L.L.C., Ecogen Inc., Ecogen-Bio Inc. and Ecogen Technologies Incorporated dated May 6, 2002. (Current Report on Form 8-K filed on July 25, 2002)*

10.165 List of omitted schedules/exhibits to Asset Purchase Agreement by and among Certis USA L.L.C., Ecogen Inc., Ecogen-Bio Inc. and Ecogen Technologies Incorporated dated May 6, 2002. (Current Report on Form 8-K filed on July 25, 2002)*

11                       Statement re: Computation of Per Share Earnings

99.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Current Reports on Form 8-K

         On July 25, 2002, a Current Report on Form 8-K was filed for event dated July 10, 2002 with respect to the sale of certain assets to Certis USA, LLC. and a 1 for 10 reverse stock split effected on July 29, 2002.

________________________

* These items are hereby incorporated by reference from the exhibits of the filing or report indicated and are made part of this Report.

Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  September 26, 2002


                                   ECOGEN INC.



                                   By:  /s/ James P. Reilly, Jr.
                                        ---------------------------
                                        James P. Reilly, Jr.
                                        Chairman, Chief Executive Officer
                                        and Acting Chief Financial and
                                        Accounting Officer

                                 Certifications

        I, James P. Reilly, Jr., Chief Executive Officer and Acting Chief Financial Officer of Ecogen, Inc., certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Ecogen, Inc. (the "registrant").

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:    September 26, 2002

                                     /s/ James P. Reilly, Jr.
                                     ------------------------------
                                     James P. Reilly, Jr.
                                     Chief Executive Officer and
                                     Acting Chief Financial Officer